Form 10-K
period 1999-12-31
NETMAXIMIZER COM INC
filed 2000-05-16
CIK 1082275

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                         Commission file number 0-28407

                             NETMAXIMIZER.COM, INC.
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                       65-0907899
       (State or other jurisdiction                            (IRS Employer
     of incorporation or organization)                      Identification No.)

4400 North Federal Highway, Suite 307, Boca Raton, Florida         33431
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (561) 447-9330

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class:                                      Name of each exchange on which registered:
  Common Stock, par value $.001 per share                   None.

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 22, 2000, was $448,457,360 (assuming solely for the purpose of this calculation that the directors and officers of the registrant are "affiliates").

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of March 22, 2000, was 39,153,006.

Documents Incorporated By Reference: None.

                             NETMAXIMIZER.COM, INC.

                                    FORM 10-K
                                      INDEX

PART I......................................................................................................................3

   ITEM 1.        BUSINESS..................................................................................................3

   ITEM 2.        PROPERTIES...............................................................................................23

   ITEM 3.        LEGAL PROCEEDINGS........................................................................................23

   ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................23

PART II....................................................................................................................24

   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................................24

   ITEM 6.        SELECTED FINANCIAL DATA..................................................................................26

   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS............................................................................................26

   ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK................................................30

   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................................30

   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.....................................................................................30

PART III...................................................................................................................30

   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................................30

   ITEM 11.       EXECUTIVE COMPENSATION...................................................................................32

   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................................34

   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................................34

PART IV....................................................................................................................35

   ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................................35

SIGNATURES.................................................................................................................37


                FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Annual Report contains various forward-looking statements and information, including (but not limited to) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: our limited operating history; history of losses; competition; our ability to manage growth and integration; risks of technological change; competition for customers; pricing and transportation of products; our dependence on key personnel; marketing relationships with third party suppliers; our ability to protect our intellectual property rights; government regulation of Internet commerce; economic and political factors; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; liability for Internet content; uncertainty regarding infringing intellectual property rights of others; security risks; any unanticipated impact of the year 2000; and the other risks and uncertainties described under "Certain Factors That May Affect Future Operations" in this Annual Report. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond our control.

                                     PART I

ITEM 1.  BUSINESS

                                  Introduction

                 History of Our Company - Netmaximizer.com, Inc.

We were incorporated in the State of Florida on June 29, 1995 under the name "RLN Realty Associates, Inc." with an authorized share capital of 7,500 shares of common stock with a $1.00 par value per share. The founder of RLN Realty Associates is no longer affiliated in any way with the Company, and we have no idea why he selected that name or what, if any, business he conducted under that name. To the best of our knowledge:
     o    RLN Realty Associates was an inactive company until March, 1999,
     o never conducted any business other than annual meetings of the Board of Directors, and
     o no shares of common stock were transferred after March 31, 1996 until March, 1999.
On June 9, 1998, RLN Realty Associates filed Articles of Amendment to amend its Articles of Incorporation to increase authorized share capital to 50,000,000 shares of common stock with a $.001 par value per share. In addition to increasing the authorized capital, RLN Realty Associates authorized a split of its 5,000 outstanding shares of common stock on a 200-for-one basis effective on June 9, 1998. On June 12, 1998, RLN Realty Associates filed an application on Form 211 for its common stock to be quoted on the OTC Bulletin Board, which was approved on June 18, 1998. We can find no evidence that the stock was actually quoted until March, 1999.

On February 26, 1999, David Saltrelli replaced the sole board member and became our President. On March 1, 1999, we amended our Articles of Incorporation to change our name to "Netmaximizer.com, Inc." to reflect our new e-commerce focus, and Peter Schuster joined the board and became our Secretary and Treasurer. March 1, 1999 also marks the beginning of the development of our new business plan. On March 8, 1999, David Saltrelli and Peter Schuster each purchased 2,430,000 shares of our common stock for cash at a purchase price of $.001 per share (a total of $2,430 each) as part of the private placement of 12,000,000 shares of our common stock. The remainder of the 12,000,000 shares offered during this placement were sold for cash at the same purchase price of $.001 per share to accredited investors not affiliated with Netmaximizer.com, Inc. (see "Recent Sales of Unregistered Securities").

On October 19, 1999, we authorized a split of our 13,049,170 then-outstanding shares of common stock on a 3-for-1 basis effective as of November 1, 1999. To avoid confusion, unless otherwise indicated, we have referred throughout this Annual Report to numbers of shares giving effect to the split, whether or not the transaction occurred prior to the split. In other words, unless otherwise indicated, the effect of the split is given retroactively.

On April 10, 2000 we filed an amendment to our Articles of Incorporation increasing the total number of shares that we may issue to 77,000,000, consisting of 75,000,000 shares of common stock, par value $.001 per share and 2,000,000 shares of "blank check" preferred stock, par value $.001 per share.

We have not been subject to any bankruptcy, receivership or other similar proceeding.

                            Netmaximizer.com Overview

We are a development-stage company. When we launch our full-scale operation, we will provide an e-commerce department store (the "Store") that will sell a wide variety of consumer goods to members of affinity groups, paying a commission on those sales to the affinity groups. An "affinity group" is a group of people who are members of an entity or organization based upon a common interest or goal. Churches, schools, fraternities, and unions are examples of affinity groups.

Our initial, public operation began in September 1999, when we started soliciting and enrolling affinity groups. When we launch our full-scale operations during July, 2000, we will establish a portal for each affinity group to the Store through which the group's members may purchase merchandise in the Store. If our current developmental efforts are successful, not only will the portal have a look and feel unique to the affinity group, but the entire store will appear to the visitor to be unique to that affinity group.

Affinity groups will not pay any fee to us to establish their custom portal to the Store (or to establish their unique store). Each affinity group will receive a fifteen percent (15%) commission on every product which is purchased by its members or by people referred to the Store by its members. Because the agreement from the affinity group was obtained by one of our outside, independent sales people, we will pay a six and one-half per cent commission to that salesperson (or sales organization) based on purchases made by members of the affinity group.

Our Store technically opened to public view beginning on November 4, 1999. We had interim warehousing and fulfillment operations on line to accommodate casual shoppers, although our plan was (and is) to initiate no marketing efforts to encourage purchasing at our Store until we are fully prepared. During April, 2000, we have begun our own warehousing and fulfillment operations and, as we consummate planned financing (if such financing is available on terms acceptable to us), we will establish inventory stock levels and hire warehousing and fulfillment personnel. We have developed a catalogue we plan to begin to send to affinity groups during June, 2000 to commence active marketing for the Store, which we expect to open to full operation during July. All of these dates and plans are subject to change and the other risks and uncertainties described under "Certain Factors That May Affect Future Operations."

The Store is presently housed by Yahoo! Yahoo is a computer service that provides space and an Internet provider address on its computer servers for the Netmaximizer.com web site, which comprises the Store. A virtual "shopping cart" is included with the service, which allows the company to conduct Internet commerce by enabling site visitors to click on a product to purchase it from the Store, adding it to the shopping cart (see the discussion following "A Transaction with MAAX - What the member of the affinity group sees"). Yahoo! processes the financial transaction involved when a customer purchases a product from the Store and then Yahoo! delivers the information relating to that transaction to Charter Pacific Bank (see "Processing a Financial Transaction"). In addition, this service enables worldwide access to the web site. "Housed" is simply a term for the collective services currently provided by Yahoo. As part of our business plan, we have developed and begun testing our own "housing" services, which will permit us to provide greater affinity branding. By affinity branding, we mean the Store will appear to visitors to be unique to the affinity group, with logos and verbiage present on each page related to the affinity group. We can offer no assurance that we will replace Yahoo! with our own "housing" services, however, as that functionality remains under testing.

Currently, the Store has fifteen departments which mirror the departments found in a traditional brick and mortar department store. Additional departments will be added over time. After we complete the enhancements to allow affinity branding, the departments will remain consistent across all of the unique, affinity stores. The Store offers the following services and benefits to its customers:

     o    free incentives with each purchase;

     o a reminder service which electronically reminds customers of important dates; and

     o a newsletter which updates members on new department grand openings, new product lines, special promotions and discounts.

As of November 4, 1999, when the Store nominally opened, we had enrolled 171,490 families who are members of fifteen affinity groups to be our potential shoppers. As of May 1, 2000, we have enrolled 739 affinity groups. Those affinity groups inform us that they have a total of 4,838,203 families who are members. To accommodate that population in full scale operations will require continued execution of our planned preparation.

                           Development of the Business

Since February 1999, we have taken the following steps to implement our business plan:

     o Retained David Saltrelli and Peter Schuster who both possess extensive business, marketing, sales, and operations backgrounds and will manage our day-to-day business activities.

     o Developed our website (Store) with the support of Network 2001, Inc. ("Network"). Network is a corporation wholly-owned by Mr. Steven Howell, one of our shareholders.
          - Effective March 31, 1999, we entered into an agreement with Network for the design and development of the first phase. As payment for the services rendered to us, we agreed to pay to Network $62,000 in cash and to issue to Network eighteen thousand, eight hundred and eighty-five (18,885) shares of our common stock. Following the stock split on November 1, 1999, the number of shares which they hold as a result of providing these services is fifty-six thousand, six hundred and fifty-five (56,655). As of November 4, 1999, the web site was substantially complete and the Store nominally available for shopping. As of November 27, 1999, those shares have been issued and the cash has been paid.
          - During January, 2000, we began the development of the second phase of our web site, which includes our own "housing" services. Although we have no written agreement for development of this phase, Network began work during February on enhancements to our Store. Once implemented, these enhancements will make it appear to visitors that they are in a store unique to their affinity group, with the affinity group name, picture and tag line on each page. The enhancements will also include our own shopping cart, improved billing procedures and related improvements. Our agreement with Network calls for total payments of $330,000 to accomplish all of the enhancements. As of February 15, 2000, we have paid to Network $230,000 for this phase, with another $50,000 due upon completion of development and $50,000 upon completion of beta testing.
          - We anticipate that future technological advances and system improvements will prompt further enhancements to our website. No further specific developmental phases are presently planned.

     o Selected Yahoo! to house our web site initially, until our own, proprietary development is completed.

     o    Established a relationship with American Sales Industries, Inc.
          - Initially as our interim product fulfillment provider, ASI was paid $2,000 per month for fulfillment services plus a fee per item for merchandise that we purchased through ASI (at ASI's cost) equal to: $0.50 per item costing under $5.00, $0.75 per item costing $5.00 to $9.99 and $1.00 per item costing $10.00 or more.
          - Starting February 1, 2000, we leased 9,000 square feet of warehouse space from ASI at a monthly rental of $5,000 and commenced the set up of our own fulfillment center, while ASI continued to provide complete warehousing and fulfillment services as before at the same fixed fee plus fee per item basis.
          - Commencing in mid-April, 2000, we began maintaining our own warehouse and fulfillment center in the leased space and stopped using ASI for that purpose.
          - We have a written agreement with ASI under which they will function as our purchasing agent on a non-exclusive basis, and their compensation for those services will be the "fee-per-item based on product cost" described above.

     o Executed a Merchant Bankcard Services and Security Agreement with Charter Pacific Bank.

     o Executed lease agreements for executive, administrative, purchasing and customer service office space in Boca Raton, Florida.

     o On November 4, 1999, nominally opened the web site Store to fifteen affinity groups which had a total of 171,490 families as members. As of May 1, 2000, we have enrolled 739 affinity groups that tell us they have 4,838,203 families that are members of those groups.

     o On February 8, 2000, we obtained $1.3+ Million in a financing transaction with Monavia, Limited. Monavia received our non-negotiable, 9% promissory note due February 7, 2003 plus a three-year warrant to purchase 681,987 shares of our common stock at an exercise price of $15.00 per share (the market price on the date of the warrant).

     o Designed and proofed a four-color, sixteen page catalogue, which is ready for printing and distribution as soon as our store is functionally ready to be fully operational.

     o Executed agreements with independent representatives who explain our business concept to affinity groups and enroll their participation in the program.

     o Establish a core staff for our customer service, purchasing, warehousing and fulfillment operations.

We intend to take the following steps to continue to implement our business plan:

     o Obtain requisite financing and create an inventory of merchandise for our Store;

     o    Complete the staffing of our warehousing and fulfillment operation;

     o Distribute our catalogue and commence aggressive marketing on a phase-in basis to our present pool of 739 affinity groups with established (but yet-to-be-opened) custom portals or stores;

     o Increase our marketing activities to new affinity groups by expanding the number of independent representatives;

     o Expand our core Customer Service Department to support full operations;

     o Open at least fifteen new affinity group portals or, if development of our site permits, affinity group stores during each of the next twelve months of operation ("Portal", as it is used in this Annual Report, refers to the web page that has hyperlinks to the Netmaximizer.com web site. Usually a portal web page is customized with images and verbiage that relate to the individual affinity group and acts as a doorway for the members of that affinity group into the Netmaximizer.com store. In current development are site enhancements that will apply those images and verbiage unique to the affinity group throughout the site, so that an affinity group member will see a unique, branded store, instead of merely a unique portal. We cannot assure you, however, that these enhancements will be successfully implemented); and

     o Hire necessary key consultants and personnel with Internet e-commerce experience to further implement our business strategy.

                               Marketing Strategy

The lynchpin of our marketing strategy is to utilize and potentially enhance the affinity groups' internal methods of communication to their members to grow our market share. We have enrolled and continue to enroll affinity groups through the use of commission-only, outside sales representatives. The representatives use our on-line description of our Store and the affinity group program to demonstrate to affinity groups how their members will be able to use the Store, the accuracy of our transaction tracking system and the potential profitability for the affinity group as its members make the purchases from the Store that they would otherwise make elsewhere. The affinity group completes an on-line application. Since the affinity group receives a fifteen percent (15%) commission on every purchase its members make, the leaders of that affinity group are incentivized to use the group's internal communications methods (such as the pulpit, a newsletter, a payroll insert, or a flier brought home from school) to market our Store.

Both the sales representative that recruits an affinity group and the affinity group itself are paid commissions only if and when product sales to members of that affinity group are completed, thereby substantially eliminating the up front marketing and advertising costs typically found in the retail sales industry. The sales representative (or the group of which the sales representative is a part) receives a total commission of 6.5% of sales to members of affinity groups which such sales representative enrolled and the affinity group is paid a 15% commission on such sales made to its members.

We have developed and proofed a four-color, sixteen-page catalogue that we will make available to affinity groups for distribution to their members. We expect to begin distributing the catalogue to the affinity groups during June, 2000. During July, following the distribution of that catalogue, we will commence full scale operations.

                             A Transaction with MAAX

What the member of the affinity group sees:
-------------------------------------------

     o An affinity group member visits the affinity group web site and clicks through that portal to our Store.

     o If a member is a first time visitor, the member may click on the "First Time Visitor" button and receive a virtual guided tour through the site, conducted by "MAAX," our virtual 800-pound gorilla storekeeper. During testing, we found that this feature dramatically increases customer awareness and satisfaction.

     o Alternatively, the member may select from one or more of the fifteen departments available (e.g., "The Fragrance Counter", "As Seen on TV", "Jewelry", and "Gifts"). The design criteria for each department was to keep it colorful, simple and easy to navigate with the fewest number of mouse clicks needed to transport the viewer to the buying decision.

     o If they would prefer, the member may click on a "Search" button to search the entire Store quickly and efficiently. Products are sorted by recipient ("For Her," "For Him," "For Mom," etc.), by department and by price. In addition, the viewer may simply type in their request and ask MAAX to find it for them.

     o A member arrives at the front page of a particular department where the products are presented in a sorted fashion that allows the customer to go directly to the product in which the customer is interested, in the shortest amount of time.

     o When a member clicks on a product, the member then sees a uniform template that enables him or her to view (a) the picture of a product,
          (b) "MAAX Facts," which are summarized information regarding the product, (c) product availability, (d) shipping time, (e) the cost of shipping and handling, and (f) the price of the product.

     o When the member elects to purchase a product, a mouse click will add that product to the member's virtual "shopping cart," powered by Yahoo. The shopping cart can process over 5,000 orders per hour. The customer simply clicks on "Add to Cart" and the product is placed in the respective shopping cart. The customer continues to shop (similar to placing an item in a shopping cart at a brick and mortar store) by adding more and more products to the shopping cart. The customer may view the shopping cart at any time by simply clicking on "View Cart". Additional items or item quantities may be added or deleted at any time. The shopping cart totals everything so one simple mouse click shows how much the order totals. When they are finished shopping, they simply "Check Out" and the Yahoo shopping cart shows them how to complete their purchase.

     o For every order placed, a member will also receive an incentive (a variety of which are available, for example a two-piece ginsu knife set).

     o When the member has concluded shopping, the member enters menu-driven personal data, including their name, address, the address to which to ship the product(s) purchased, e-mail address (for confirmations) and credit card number. Members can select from a variety of delivery options, including overnight and various shipping options, as well as gift-wrapping services. Shipping and handling are added and sales tax is computed (Florida residents only).

     o Yahoo! processes the credit card immediately and generates the approval or notifies the member of the need to present another credit card to complete the transaction. Simultaneously, our software is running additional algorithms to verify the propriety of the credit card transaction. When the transaction is approved by the credit card company, funds are reserved for application to the purchase, but the card is not charged.

     o A receipt is created for the transaction which may be printed and which is stored at a locatable web site. An email confirmation of the order summarizing the transaction is immediately sent to the member.

     o Because they have seen the MAAX Facts, the member knows (a) whether the item is in stock, (b) all relevant pricing and cost of shipping data, (c) whether sales tax applies, and (d) approximate shipping delays. Nonetheless, if a member has a question, the member may query customer service and receive an autoresponder reply by e-mail to a variety of commonly asked questions. Those electronic replies are also monitored by Customer Care Representatives, who ensure the query is properly and completely answered, e.g., by sending a personalized e-mail response to the member. Finally, a member may use our toll free number to discuss the question with a Customer Care Representative. Our goal and intent is to achieve 100% customer satisfaction.

     o The products will be received by the member along with a distinctively-colored form permitting the return of the product for full credit. Unless a product has been personalized in some manner, we offer a no question, money back guaranty. In this regard, we may experience significant and unpredictable losses due to our return policy. Because we will not offer items where customer satisfaction is dependent upon color or size, we do not believe returns will be excessive.

The foregoing functionality is presently available. If the enhancements to our site are successfully completed, the affinity group member's experience will be essentially the same, except the member will see the group's logo, artwork and verbiage throughout the store and the Yahoo! functionality will be replaced by our own, proprietary functionality. Additionally, certain reports will be affinity branded and there will be an enhanced referral capability.

What the member does not see:
-----------------------------

     * As the order is confirmed to the member, our computer generates a purchase order which is delivered electronically to our fulfillment and warehouse operation in Riviera Beach, Florida.

     * Each order is taken down one by one electronically, a packing invoice is created, a shipping label, a pick slip, a return authorization, gift card (if ordered) and a quality control sheet are all generated automatically by computer. Our fulfillment employees "pick" the order into the correct box, double check the contents to the order, fill the box with packing materials, and place the invoice, thank you letter, return authorization, free gifts and a flier on specials into the box. They seal the box, affix a tracking number provided by the United States Post Office, and scan the tracking number into the computer. The package is weighed, postage is affixed, all information is entered into the computer, and the package is placed in the respective bin (priority or express) awaiting pick up by the Postal Service.

     * The information is transferred to our customer service computer. We then send an email to each customer which informs them that their purchase has been packaged (and provides the tracking number).

     * Our computer also tracks usage data and inventory stock levels to ensure maximum product availability while minimizing inventory carrying cost. When our stock level indicates a product reorder point has been reached, our computer automatically generates a bulk purchase order. Depending upon the product being reordered and current market conditions, either we order the bulk shipment ourselves, or we place an order with American Sales Industries, Inc., which electronically issues the corresponding purchase orders directly to the respective supplier.

     * The suppliers receive the orders and then pick the products and ship them directly to our warehouse facility. Each of our suppliers will ship to us FOB (our warehouse).

     * When the products arrive at our warehouse, they are counted, scanned into the computer, and electronically matched against the respective bulk purchase order. Information is uploaded to our computers where everything is cross-checked.

                        Processing Financial Transactions

Yahoo! processes the financial transaction involved when a customer purchases a product from the Store and then Yahoo! delivers the information relating to that transaction to Charter Pacific Bank. We have entered into an agreement with Charter to complete the processing of the financial transactions. Charter has significant experience in processing credit card transactions and offers a real-time payment processing system. Charter has been in the business of processing and administering financial transactions for several years and we believe Charter will offer the benefits of reliable, secure payment processing functionality. We hope to benefit from Charter's low incidence of customer charge-backs and credit card fraud. A further benefit to us is that we will not have to bear the cost of developing and maintaining complex systems, infrastructure, and overhead to process credit card transactions.

We believe the benefits of Charter's service are:

     o    secure communication lines between us and Charter;

     o the customer payment information is encrypted to prevent alteration or tampering; and

     o the messages are authenticated to verify the identity of the parties sending and receiving the payment processing request.

Access to Charter's servers is secure, monitored and controlled 24 hours a day, seven days a week.

Upon the successful implementation of our enhanced site capabilities, the Yahoo! functionality will be replaced with our own processing system, still relying on Charter and its processing and administering these financial transactions.

                                   Domain Name

We have registered our domain name "Netmaximizer.com" with Network Solutions, Inc. ("NSI"). NSI acts as a clearinghouse for web site domain names under license from the United States government.

                              Intellectual Property

We intend to rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of the date of this annual report, we do not own or otherwise control any registered patents, copyrights or trademarks, nor have we submitted any applications for trademark registration.

Our current logo consists of a gorilla and a tag line including the words "Netmaximizer.com", colored blue and red. Although we have a license to use it, we were advised that the present design of our mark may not be sufficiently unique to be protected as a trademark. We are currently having our logo and other related scripts and images custom designed so that there will be no conflict with existing caricatures and type styles. We intend to file to have that intellectual property trademark protected. If we determine that our business plan or any individual aspect of the way we are doing business is an asset whose value can be protected as intellectual property, we will attempt to protect that proprietary asset by applying for a patent, copyright or trademark.

We cannot assure you that our patents, once applied for, will be issued, that our trademark registrations will be approved or that our patents or trademarks will not be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we entered into arrangements with the third-party owners, which might not be possible on reasonable terms.

Despite any efforts we may make in the future to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology or business model. Monitoring unauthorized use of our technology and business model is difficult and we cannot be certain that the steps we will take will prevent unauthorized use of our technology and business model.

In addition, our business activities may infringe upon the proprietary rights of others, and, from time to time, we may receive, claims of infringement against us. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time consuming and expensive to resolve and would divert management's time and attention away from our business. Any potential intellectual property litigation could also force us to do one or more of the following:

     o make significant changes to the structure and operation of our business;

     o    attempt to design around a third party's patent; or

     o    license alternative technology from another party.

Implementation of any of these alternatives could be costly and time consuming, and may not be possible. Accordingly, an adverse determination in any litigation that we are a party to would have a material adverse effect on our business, results of operations and financial condition.

In addition, we will endeavor to rely on trade secret laws and non-disclosure and confidentiality agreements with our employees and consultants who have access to our proprietary technology. We strictly control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies.

We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

                        Industry Overview - The Internet

The Internet is an increasingly significant global interactive medium for communications, content and commerce. Growth in Internet usage has been fueled by a number of factors, including:

     o the large and growing base of personal computers in the workplace and home;

     o    advances in the performance of personal computers and modems;

     o    improvements in network systems and infrastructure;

     o    readily available and lower cost access to the Internet;

     o    increased awareness of the Internet among businesses and consumers;

     o    increased volume of information and services offered on the Web; and

     o    reduced security risks in conducting transactions online.

International Data Corporation estimates that the number of Internet users worldwide exceeded 97 million in 1998 and will grow to approximately 320 million by the end of 2002. International Data Corporation also estimates that worldwide commerce over the Internet will reach approximately $426 billion by the end of 2002, up from approximately $32 billion in 1998.

The availability of a broad range of content and the acceptance of electronic commerce has driven rapid Internet adoption by businesses and consumers alike, which has in turn stimulated the proliferation of additional content and electronic commerce.

We believe that the growing adoption of the Internet represents an enormous opportunity for businesses to conduct commerce electronically without borders over the Internet.

                                   E-commerce

The term "e-commerce" encompasses business to consumer transactions conducted over the Internet and the World Wide Web. As interest in the Web exploded during the mid-1990's and, as the number of consumers with access to the Internet at work or at home grew, companies that originally had established Web sites for marketing purposes

(to promote their corporate or brand identity or to provide information about their products) soon became interested in using those sites for sales purposes. Businesses identified the Internet as a means to shorten the sales cycle.

The information that is presented on a Web site is delivered in a focused manner to targets who are intentionally looking for that specific information. The Internet can reduce costs and level the playing field for small and large businesses, allowing them to extend their reach globally. As well, the availability of sophisticated Internet and Web technology, stronger security mechanisms, and the increasing acceptance of the new communications medium are fueling the use of e-commerce by businesses and consumers.

We believe that consumers' trust will increase with the number of successfully completed transactions. Studies are demonstrating that the consumers' attitudes are rapidly changing and that they are rapidly gaining confidence with transacting business over the Internet.

We believe that the way in which products and services will be directly or indirectly sold in the future will increasingly shift toward the Internet. Leading businesses throughout the world are developing their Web strategies to take advantage of this shift in the way consumers will receive product and service related information, and purchase goods and services.

                                   Competition

The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. Our current or potential competitors include:

     o online vendors of the types of products we currently offer in the Store or intend to offer in the future;

     o a number of indirect competitors, including Web portals and Web search engines such as Yahoo! and America OnLine, that are involved in online commerce either directly or in collaboration with other retailers;

     o traditional brick and mortar distributors and retail vendors of the products we currently offer in the Store or intend to offer in the future, many of which possess significant brand awareness, sales volume and customer bases;

     o    catalogue vendors; and

     o conventional retail outlets who currently sell, or who may sell, products or services through the Internet.

We believe that the principal competitive factors in the online, affinity-group centered, retailing market are:

     o    breadth and depth of product selection and services;

     o number of affinity group members and the quality and frequency of the groups' contacts with their members;

     o    size of groups' membership base;

     o    accessibility to, and ease of use of, site;

     o    quality of editorial and other site content;

     o    quality of search tools and transaction speed and security;

     o    quality of service and personalized service;

     o    technical expertise;

     o    convenience and price; and

     o    reliability and speed of fulfillment.

We expect competition to increase due to the lack of significant barriers to entry for online business generally, and for online direct marketing programs. Some of our current and potential competitors, such as Amazon.com, eToys.com, Outpost.com, ValueAmerica.com and Buy.com, have longer operating histories, greater brand recognition, larger client and member bases, and significantly greater financial, technical and marketing resources than we do.

These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive and far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and advertisers. As a result, it is possible that our existing competitors or new competitors may rapidly acquire significant market share.

Increased competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may affect our business, results of operations and financial condition.

                             Governmental Regulation

We are subject to general business regulations and laws regarding taxation and access to online commerce. In addition, the Internet is subject to government obscenity and decency standards. Like all companies, we are subject to consumer protection laws and we are governed by the Federal Trade Commission.

                                    Employees

On November 1, 1999, we had five full-time employees or consultants. As of May 1, 2000, we have fifteen full-time employees. We anticipate that number to expand rapidly during the next two months as we commence our warehouse and fulfillment operations, expand our customer service operations and begin our aggressive marketing campaign. From time to time, we may also retain consultants and consulting firms to provide us with special expertise in developing marketing, software and telecommunications technologies. The sales people who recruit affinity groups are not employees of the Company, but are independent contractors.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

       We Have Only a Limited Operating History that Investors May Use to
                           Assess Our Future Prospects

We have only a limited operating history. We have not and may never generate sufficient revenues to achieve profitability. We have limited experience addressing challenges frequently encountered by early-stage companies in the electronic commerce and direct marketing industries. You should evaluate our business in light of the risks and difficulties frequently encountered by early stage companies engaged in Internet commerce. For us, these risks include:

     o our significant dependence on selling products through the Internet, which thus far has only limited market acceptance;

     o our ability to develop and upgrade our infrastructure, including internal controls, transaction processing capacity, data storage and retrieval systems and Web site;

     o our need to manage changing operations as the number of our products and purchasers increase;

     o    our reliance upon strategic relationships, such as:

          a. Yahoo Housing Agreement: If Yahoo were to discontinue providing this service then we would have to change our Store front and Department templates and relocate (house) the Store on another Internet Service Provider.
          b. American Sales Industry Lease and Purchasing Agreements: If American Sales Industries were to discontinue providing purchasing services we might not be able to buy our goods as cheaply. If we were to lose our lease, then we would have to move our warehousing and fulfillment functions to another location or find a qualified provider of these services.
          c. Network 2001: If Network were to abandon developmental efforts, we would have to obtain an alternative contractor to develop the planned enhancements to our site, thereby causing delay in implementation.
          d. Affinity Groups' Participation: If the current Affinity Groups were to stop promoting their members' purchasing through our Store, then we would have to find replacement Affinity Groups to maintain the same level of business.

     o regulatory risks associated with our business, particularly with regard to the possibility of our having to determine and collect state taxes for sales conducted over the Internet; and

     o our dependence upon and need to hire key personnel, for example a Chief Operating Officer, a Director of Customer Service, a Director of Purchasing, a Director of Shipping & Fulfillment and a Director of Computer Operations.

We may not be successful in addressing these risks, and our business strategy may not be successful. Our revenue and income potential is unproven and our business model is still emerging. We cannot assure you that we will continue to attract affinity group participants or achieve significant revenues or operating margins in future periods. In addition, we have never operated during a general economic downturn in the United States, which typically adversely affects retail sales. Accordingly, our limited operating history does not provide investors with a meaningful basis for evaluating our business, our prospects or an investment in our common stock.

 We Have a History of Losses and these Losses May Continue Until August 31, 2000

We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses for the foreseeable future. Although we project revenue growth to begin shortly, such growth may not be achieved or if it is achieved, such growth may not be sustainable at a rate sufficient to achieve and maintain profitability. We plan to increase our operating expenses as we continue to build infrastructure and inventory to support the expansion of our business. We anticipate needing $1,500,000 to sustain our operations for the next year, not including the lines of credit and other capitalization which we intend to employ to fund our inventory. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

  Our Prospects for Obtaining Additional Financing Are Uncertain and Failure to
    Obtain Needed Financing Could Affect Our Ability to Pursue Future Growth

We will need to raise additional funds to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We intend to finance our expanded inventory using lines of credit from financial institutions, secured by that inventory, as well as through other capitalization. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences or privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by this limitation.

                   Permanent Injunction Against Our President

In June 1993, following the filing of a complaint by the Federal Trade Commission, David Saltrelli, our President and director, (and other individuals and entities not affiliated with Netmaximizer.com, Inc.) entered into a Stipulated Permanent Injunction and Final Judgment with the FTC. The Injunction was entered by the United States District Court for the Middle District of Florida, Orlando Division. In the proceedings leading up to the Injunction, allegations were made that (a) consumers acquired travel-related services and products (both as incentives and as direct purchases) from telemarketing entities either controlled by or affiliated with Mr. Saltrelli; (b) that the descriptions of and disclosures regarding these travel-related products or services were inadequate; (c) that consumers were at times required to pay undisclosed fees or increased costs with regard to the travel-related products to services; and (d) that on occasion the travel-related products or services were not available at the times or on the terms advertised. Mr. Saltrelli denied all material allegations contained in the FTC's complaint. He agreed to the injunction, without trial or adjudication of any issue of law or fact, to resolve all matters in dispute between him and the FTC. See "Item 5. Directors and Executive Officers - Other Information - FTC Injunction."

The Injunction enjoins Mr. Saltrelli, as well those acting with him or participating in his activities, from supplying travel-related services and products for use in telemarketing and from assisting in the telemarketing of any travel-related product or service. The Injunction also states that, in connection with the advertising, promotion, marketing, distribution, offering for sale or sale of travel-related products or services (including premiums and incentives), Mr. Saltrelli and the related parties are permanently enjoined from, among other things, failing to disclose or misrepresenting in any manner any restriction, limitation or condition on any consumer's use of a travel-related product or service, or failing to provide to each consumer who obtains such travel-related product or service the exact trip, product or service as was represented to the consumer.

Netmaximizer.com, Inc. has beginning on November 4, 1999 and prior to March 1, 2000, provided travel-related premiums and incentives to affinity group members to promote the sale of products, albeit never in a telemarketing context. As of March 1, 2000, we eliminated all use of travel-related incentives, as we determined that our affinity group members relate better to a more tangible, name-product incentive. Nonetheless, if the FTC were to determine that Mr. Saltrelli, as our President, or Netmaximizer.com itself had violated the terms of the Injunction between November 4, 1999 and March 1, 2000, by engaging in prohibited conduct, it may seek to enforce the Injunction directly against us. Should this or any other regulatory action lead to civil or criminal charges against Netmaximizer.com, Inc., we may be subject to negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail.

   Our Quarterly Operating Results May Be Subject to Fluctuations, which Could
                             Affect Our Stock Price

We hope to grow rapidly and our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, some of which are outside of our control. As a result, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

The factors most likely to produce varied results include:

     o changes in marketing and advertising costs that we incur to attract and retain affinity groups and their members;

     o our rate of acquiring affinity groups and the level of activity of new and existing members of groups;

     o changes in the prices we pay for the goods we sell or the availability of such goods in the quantity and variety we require to retain our members;

     o the introduction of new products and services by us or by our competitors;

     o    changes in the costs of warehousing or delivering our goods;

     o changes in our pricing policies, the pricing policies of our competitors or the pricing policies for Internet retail sales generally;

     o unexpected costs and delays relating to the expansion of our operations; and

     o the occurrence of technical difficulties or unscheduled system downtime.

Due to these factors, revenues and operating results are difficult to forecast and investors should not rely on period to period comparisons of results of operations as an indication of our future performance. Any significant shortfall in revenues in relation to our expenses would have a material adverse effect on our business, results of operations and financial condition.

 Our Operating Results May Be Subject to Seasonal Fluctuations that Could Impact
                      Our Growth and Affect Our Stock Price

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail buying, which are typically higher during the fourth calendar quarter. In addition, expenditures by consumers tend to be cyclical, reflecting general economic conditions, holidays, vacation periods and the beginning and end of school. The extent of these seasonal fluctuations in any period may be difficult to predict and, if the fluctuations are higher than our expectations, they could have a material adverse effect on our business, results of operations and financial condition. A downturn in the general economy or a shift in consumer buying patterns could harm our results of operations.

  We Hope to Grow Rapidly, and the Failure to Manage Our Growth Could Adversely
                              Affect Our Business

As we continue to increase the scope of our operations, we may not have an effective planning and management process in place to implement our business plan successfully. We have grown from two employees in March of 1999 to fifteen employees on May 1, 2000. We are continuing to integrate these individuals into our organization. We plan to expand our warehousing and fulfillment and our customer service operations very rapidly. We plan to continue the expansion of our sales, marketing and administrative functions. We received our first application from an affinity group in September 1999. As of May 1, 2000, we had accepted a total of 739 applications. We have accepted them in increments over time and intend to continue to do so. This growth may strain our management systems and resources. We anticipate the need to continue to improve our financial and managerial controls and our reporting systems. In addition, we will need to expand, train and manage our growing work force. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to manage our expanding operations effectively.

       Our Success Depends On Our Ability to Maintain and Expand an Active
                                Membership Base

Our success largely depends on our ability to maintain and expand an active membership base. Although we initially accepted applications for participation by 15 affinity groups representing approximately 171,490 members and have subsequently expanded our membership base to 739 affinity groups with 4,838,203 families that are members, this industry typically has generated the majority of its revenues from a small percentage of its members, and we cannot assure you that the percentage of active members will increase in our case. In addition, we cannot be certain that our membership growth will continue at current rates or increase in the future.

         Our Business Will Suffer If the Acceptance of Online Purchasing
                               Does Not Continue

Our future success will depend substantially upon continued growth in the use of the Internet and in the acceptance and volume of commerce transactions on the Internet. Our potential customers will likely accept and adopt the Internet as a medium to conduct business only if the Internet provides them with greater efficiencies, lower prices and avoided costs, all in a secure environment. However, the number of Internet users may not continue to grow, and commerce over the Internet may not become more accepted or widespread.

As this is a new and rapidly evolving industry, the ultimate demand and market acceptance for Internet-related services is subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

     o    lack of acceptable security technologies,

     o    lack of access and ease of use,

     o congestion of traffic, whether created in due course by regular market activity or artificially by computer "hackers",

     o    inconsistent quality of service,

     o    lack of availability of cost-effective, high-speed service,

     o    potentially inadequate development of the necessary infrastructure,

     o    excessive governmental regulation,

     o uncertainty regarding intellectual property ownership or timely development, and

     o commercialization of performance improvements, including high speed modems.

A necessity of online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Any failure to prevent security breaches could harm our business. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any compromise of our security could harm our reputation and, therefore, our business.

       We Are Assuming Merchandising, Inventory Management and Fulfillment
                                Responsibilities

We recently started the phase-in to handling our own merchandising, inventory management and order fulfillment. Our failure to perform these functions efficiently and in a timely manner could result in the disruption of our operations, including shipment delays. In addition, changing trends in consumer tastes in the products we offer subject us to inventory risks. It is important to our success that we accurately identify and predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. If products do not achieve sufficient consumer acceptance, we may be required to take inventory markdowns, which could reduce our sales and gross margins. We believe that this risk will increase as we open new departments or enter new product categories due to our lack of experience in purchasing products for these categories. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels.

      Our Business Will Suffer If Affinity Group Marketing Does Not Succeed

The success of our business model will depend on our ability to attract and retain affinity groups and their members. We cannot assure you that our marketing efforts and the quality of each member's experience, including the number and availability of the products we provide, will generate sufficient satisfied members. To the extent that our products, prices and incentives programs do not achieve market acceptance among groups and their members, our business would be materially and adversely affected.

Any member of an affinity group who is dissatisfied with the quality of an experience with our company for reasons within or outside of our control could damage our reputation and/or cause the termination of participation by the entire affinity group. Any damage to our reputation and/or termination of participation by an entire affinity group could have a material adverse effect on our business, results of operations and financial condition.

  If Our Affinity Groups Fail to Effectively Promote Their Sites, Our Revenues
                                  Could Suffer

Our business model is substantially dependent upon the promotional efforts of our affinity groups. For example, if our groups do not prominently display the availability of their sites to make sales or do not work with us to create promotional offers that are attractive and understandable to the members of the affinity groups, their promotions may not be successful, and as a result, we may not be successful. We cannot assure present or potential investors that our affinity groups will allocate sufficient technical resources and promotional budgets and efforts to make regular sales through their sites and other promotions successful. If our groups' sales programs are not successful, our revenues could suffer.

              Credit Card Fraud Could Cause Us Losses in the Future

Under current credit card practices, a merchant is liable for fraudulent credit card transactions when that merchant does not obtain a cardholder's signature, as is the case with the transactions we process. We may not be able to adequately control fraudulent credit card transactions.

    We Face Intense Competition, and the Failure to Compete Effectively Could
          Adversely Affect Our Market Share and Results of Operations

We face intense competition from both traditional and online retailing businesses. We expect competition to increase due to the lack of significant barriers to entry for online business generally. As we expand the scope of our product and service offerings, we may compete with a greater number of companies across a wide range of retailing services. Our ability to generate significant revenue from sales will depend on our ability to differentiate ourselves through the goods and prices we provide and the revenues we generate for affinity groups. The attractiveness of our program to current and potential members and affinity groups depends in part on the attractiveness of the incentives or rewards that we offer. Currently, several companies offer competitive online products or services, including MyPoints.com, CyberGold and Netcentives. We also expect to face competition from established online portals and community web sites that engage in direct marketing and loyalty point programs, as well as from traditional advertising agencies and direct marketing companies that may seek to offer online products or services.

Many of our current competitors and potential new competitors (for example, Amazon.com; eToys.com; Outpost.com; ValueAmerica.com and Buy.com) have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These advantages may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, strategic partners and advertisers.

In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of our market share. We may not be able to compete successfully, and competitive pressures may materially and adversely affect our business, results of operations and financial condition. See "Business -- Competition."

  We Depend On the Services of Our Executive Officers to Manage Our Growth, and
               There Is No Assurance We Can Retain Their Services

Our future success depends on the continued service of our key senior management, David Saltrelli, our President and Chief Executive Officer, and Peter Schuster, our Secretary and Treasurer. The loss of either of these persons could have a material adverse effect on our business. We do not have either employment contracts with or key-person insurance on any of our employees.

Our success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. We anticipate difficulty from time to time in attracting the personnel necessary to support the growth of our business in the future.

                       We Depend Upon Third Party Software

We presently depend on third-party software to track performance and to invoice customers. We will have to continue to depend on thirty-party software in the future, unless we are successful in developing our own, proprietary software as discussed. We will be obligated to integrate any third-party technology we license in the future into our technology and services. Although we believe that alternative sources for comparable software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effective on our operations.

We also are dependent upon third parties to provide maintenance to our Internet site and to others to provide us with the necessary access to the Internet with sufficient capacity and bandwidth so that our Store can properly function and remain "online." Any restrictions or interruption in our connection to the Internet may cause significant revenue loss.

     We Are Vulnerable To System Failures Which Could Cause Interruptions or
                           Disruptions In Our Service

Our success depends on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. The hardware infrastructure on which the NetMaximizer Store operates is presently housed at Yahoo!. We maintain our own hardware for warehousing, purchasing and administrative functions and also rely on Network 2001, Inc. for hardware support. Despite precautions taken by us and the host of our Web site, our system is susceptible to natural and man-made disasters such as earthquakes, fires, floods, power loss and vandalism. Telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Any such technical failure or security problems could harm our business, financial condition and results of operations. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. We could be required to make capital expenditures in the event of damage.

Periodically, we may experience unscheduled system downtime that may result in our web site being inaccessible to members, or we may experience slow response times that may result in decreased traffic to our web site. If these problems arise, it could materially and adversely affect our business, results of operations and financial condition.

 Our Business Will Suffer If We Are Unable To Keep Pace With Rapid Technological
                             Changes In Our Industry

Our market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. The introduction of products and services embodying new technologies, the emergence of new industry standards and changing consumer needs and preferences could render our existing services obsolete and unmarketable. Our future success will depend in part on our ability to respond effectively to rapidly changing technologies, industry standards and customer requirements by adapting and improving the performance features and reliability of our services. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, any new enhancements to our products and services must meet the requirements of our current and prospective users. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. We could incur substantial costs to modify our services or infrastructure to adapt to rapid technological change.

 Continued Development and Use of the Internet Infrastructure Is Critical To Our
                         Ability To Offer Our Services

Our affinity groups and their members depend on Internet service providers for access to our web site. Internet service providers and web sites have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. If outages or delays occur frequently in the future, Internet usage, as well as electronic commerce and the usage of our products and services, could grow more slowly or decline, and this could have an adverse effect on our business.

A number of factors may inhibit Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and lack of availability of cost-effective, high-speed service. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline.

          Future Regulation of the Internet Could Affect Our Operations

Laws and regulations that apply to the Internet may become more prevalent in the future. The laws governing the Internet and email services remain largely unsettled. There is no single governmental body overseeing our industry, and many state laws that have been enacted in recent years have different and sometimes inconsistent application to our business.

The governments of foreign countries may also attempt to regulate electronic commerce. New laws could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a commercial medium. In addition, existing laws such as those governing intellectual property and privacy may be interpreted to apply to the Internet. In the event that foreign governments, the federal government, state governments or other governmental authorities adopt or modify laws or regulations relating to the Internet, our business, results of operations and financial condition could be materially and adversely affected.

             Some States May Impose a New Sales Tax On Our Business

A 1992 Supreme Court decision confirmed that the commerce clause of the United States Constitution prevents a state from requiring the collection of its sales and use tax by a mail-order company unless such company has a physical presence in the state. However there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. While there is no case law on the issue, we believe that this analysis could also apply to our online business.

We attempt to conduct our operations consistent with our interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged. In recent challenges, various states have sought to require companies to begin collection of sale and use taxes and/or pay taxes from previous sales. As of the date of this Annual Report, we have not received assessments from any state. We currently collect and forward sales tax on all shipments to Florida.

The Supreme Court decision also established that Congress has the power to enact legislation which would permit states to require collection of sales and use taxes by mail-order companies. Congress has from time to time considered proposals for such legislation. We anticipate that any legislative change, if adopted, would be applied on a prospective basis.

Recently, several states and local jurisdictions have expressed an interest in taxing e-commerce companies who do not have any contacts with their jurisdictions other than selling products online to customers in such jurisdictions. The Internet Tax Freedom Act imposed a moratorium on new taxes or levies on e-commerce for a three-year period due to expire in October 2001. However, there is a possibility that Congress may not renew this legislation. Any such taxes could have an adverse effect on online commerce, including our business.

     We Face Risks Associated With Third Party Claims and Protection of Our Intellectual Property Rights, and Any Litigation Relating To Intellectual
                     Property Rights Could Harm Our Business

Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our affinity sales or online rewards program, attempt to design around a third party's patent, or license alternative technology from another party. Implementation of any of these alternatives could be costly and time consuming, and might not be possible. Accordingly, an adverse determination in any litigation that might ensue between a third party and us could have a material adverse effect on our business, results of operations and financial condition. In addition, any intellectual property litigation, even if successfully defended, would result in substantial costs and diversion of resources and management attention and could therefore have a material adverse effect on our business, results of operations and financial condition.

Our success and ability to compete depends on our internally developed technologies and trademarks, which we will seek to protect through a combination of patent, copyright, trade secret and trademark laws. Despite actions we take to protect our proprietary rights, it may be possible for third parties to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and still evolving. We cannot give any assurance regarding the future viability or value of any of our proprietary rights. In addition, we cannot give any assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary information. Any infringement or misappropriation, should it occur, could have a material adverse effect on our business, results of operations and financial condition. See "Business -- Intellectual Property."

     Failures Related To Year 2000 Which Could Adversely Affect Our Business

The costs we have incurred related to Year 2000 compliance have not been material to our business, results of operations or financial condition. We have experienced no Year 2000 problems. In the event that we do encounter such problems (either within our own systems or with regard to a prolonged data communication, telecommunications or electrical failure), we could be required to expend additional resources or lose revenues.

 Substantial Control Will Remain With Our Management and Major Stockholders and
                 This Could Delay or Prevent a Change of Control

As of May 1, 2000, our executive officers, directors and 5% stockholders together beneficially owned approximately 50.86% of our outstanding common stock. These stockholders, if they vote together, will retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control. See "Security Ownership of Certain Beneficial Owners and Management."

 Future Sales of Our Common Stock Could Cause the Price of Our Shares To Decline

As of May 1, 2000, we have 39,153,006 shares of common stock outstanding. Of these shares, 19,884,000 are transferable without restriction or registration under the Securities Act of 1933, or pursuant to the volume and other limitations of Rule 144 promulgated under the Securities Act. An offering of a substantial number of shares of our common stock into the public market could cause its price to decline. This is particularly the case because a substantial portion of our outstanding shares of common stock are held by persons who purchased their shares at prices significantly below the current market price.

As of May 1, 2000, 105,006 shares of common stock are subject to lock-up agreements between the holders of those shares and us. Under those agreements, the holders have agreed not to offer, sell, contract to sell, grant any option to purchase or otherwise dispose of their common stock until a managing underwriter of a public offering releases the holders from the lockup agreements. Following the release, those shares subject to the lock-up agreements will become available for immediate resale in the public market subject, in some instances, to the volume and other limitations of Rule 144.

As of May 1, 2000, we had outstanding options to purchase an aggregate of 7,809,600 shares of common stock which were granted under our stock option plan. Holders of such options, once those options are vested, are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options. Further, while options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

           We Must Comply with the OTC Bulletin Board Eligibility Rule

In January of 1999, the SEC granted approval to the NASD OTC Bulletin Board Eligibility Rule 6530 which requires a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. As a result of this rule change, we filed a Registration Statement on Form 10 in order to become a full reporting company. That Registration Statement became effective on February 7, 2000. We received comments from the SEC staff dated February 8, 2000 to which we have responded, filing a First Amendment to Form
10. We received further comments from the staff on May 11, 2000 and will file a Second Amendment to Form 10 in response to those comments.

The current phase-in schedule for the new eligibility requirements provides that we must clear all comments of the SEC staff on or before March 24, 2000. Because we were unable to meet the requirements in the prescribed time, NASD appended an "E" to our ticker symbol for the month our shares were quoted on the OTCBB after March 24, 2000. Currently our shares are quoted only on the "pink sheets," and our stock symbol again is simply "MAAX." Once we have cleared all comments by the SEC staff and are current in our filed reports with the SEC, we anticipate that our shares will again be quoted as "MAAX" on the OTCBB.

The SEC reporting requirements will add additional expenses to our operations.

  There Is No Assurance That a Public Market For Our Common Stock Will Continue
                                   To Develop

There has only been a limited public market for our common stock. We cannot predict the extent to which investor interest in our common stock will lead to the development of a trading market or how liquid that market might become, either because of the delay in our clearing comments by the SEC staff or because we trade only on the "pink sheets."

                        Our Stock Price Could Be Volatile

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. Investors may not be able to resell their shares at or above the current, OTCBB price either as a result of our symbol's having been appended with an "E" or because we trade only on the "pink sheets." In addition, our results of operations during future fiscal periods might fail to meet the expectations of stock market analysts and investors. This failure could lead the market price of our common stock to decline and cause us to become the subject of securities class action lawsuits.

                  We Do Not Intend To Pay Future Cash Dividends

We currently do not anticipate paying cash dividends on our common stock at any time in the near future. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. We may never pay cash dividends or distributions on our common stock.

ITEM 2.  PROPERTIES

We currently lease our principal business office at 4400 North Federal Highway, Boca Raton, Florida pursuant to a series of leases, each of which is approximately one year in duration. The total monthly rent payments under the leases are approximately $7,600, plus tax. We also pay for a pro rata share of common area expenses such as insurance, cleaning services, and maintenance related to the space we rent. Our pro rata share of the common area expenses is currently approximately $4,350 per month.

As of February 1, 2000, we began leasing approximately 9,000 square feet of warehouse space at 3560 Investment Lane, Suite 201, Riviera Beach, Florida, pursuant to a lease that expires on January 31, 2001. The monthly rental payments for the lease are $5,000. We have an option to renew that lease for an additional one-year term at a monthly rental of $5,500. We pay all of our own utilities, maintenance and cleaning for the warehouse space we lease, but pay no share of expenses for any other or common areas.

Other than described above, we do not presently own or lease any other real property.

ITEM 3.  LEGAL PROCEEDINGS

Except for the Injunction and tax liens disclosed under Item 10 "Directors and Executive Officers - Other Information," to the best of our knowledge, Netmaximizer.com, Inc. is not subject to any active or pending legal proceedings or claims against us or any of our properties. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective October 30, 1999, by affirmative vote of the holders of a majority of the outstanding shares of the Company, a Written Consent in Lieu of Special Meeting was adopted which ratified actions by the Board of Directors to:

     o    Adopt Bylaws for the Company;
     o Appoint American Stock Transfer Agent and Trust Company of New York, NY as the Company's Registrar and Transfer Agent;
     o    Approve the Company's 1999 Employee Stock Option Plan;
     o    Approve the Company's Non-Employee Director Stock Option Plan; and
     o    Grant options to individuals entitled thereto.
A Notice of this action without a meeting dated November 8, 1999, was provided to each shareholder of record as of the effective date of the action.

Effective April 6, 2000, by affirmative vote of the holders of a majority of the outstanding shares of the Company, a Written Consent in Lieu of Special Meeting was adopted which amended the Articles of Incorporation, increasing our capital to 77,000,000 shares, consisting of (a) 75,000,000 shares of common stock and
(b) 2,000,000 shares of "blank check" preferred stock. A Notice of this action without a meeting dated April 6, 2000, was provided to each shareholder of record as of the effective date of the action.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 18, 1998, our common stock was approved for trading on the OTCBB under the symbol "RLNR" (reflecting our former name, RLN Realty Associates, Inc.). On March 1, 1999, we changed our name to "Netmaximizer.com, Inc.", and our OTCBB symbol was changed to "MAAX". The following table sets forth, for the periods indicated, the range of the high and low bid quotations (as reported by NASD). There were no trades of our securities on the OTCBB prior to March 11, 1999.

The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

OTCBB

             1999                   High                   Low
         1st Quarter               $12.00                  $1.0625
         2nd Quarter               $13.50                  $6.00
         3rd Quarter               $15.62                  $7.00
         4th Quarter               $19.00                  $10.75

As of May 1, 2000, there were 20 holders of record of our common stock.

In January of 1999, the SEC granted approval to the NASD OTC Bulletin Board Eligibility Rule 6530 which requires a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. As a result of this rule change, we filed a Registration Statement on Form 10 in order to become a full reporting company. That Registration Statement became effective on February 7, 2000. We received comments from the SEC staff dated February 8, 2000 to which we have responded, filing a First Amendment to Form
10. We received further comments from the staff on May 11, 2000 and will file a Second Amendment to Form 10 in response to those comments.

The current phase-in schedule for the new eligibility requirements provides that we must clear all comments of the SEC staff on or before March 24, 2000. Because we were unable to meet the requirements in the prescribed time, NASD appended an "E" to our ticker symbol for the month our shares were quoted on the OTCBB after March 24, 2000. Currently our shares are quoted only on the "pink sheets," and our stock symbol again is simply "MAAX." Once we have cleared all comments by the SEC staff and are current in our filed reports with the SEC, we anticipate that our shares will again be quoted as "MAAX" on the OTCBB.

We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

                     Recent Sales of Unregistered Securities

In March of 1996, RLN Realty Associates initially issued 5,000 shares of common stock, $1.00 par value per share out of an authorized share capital of 7,500 shares of common stock. On June 9, 1998, RLN Realty Associates increased its authorized share capital from 7,500 to 50,000,000 shares of common stock with a $.001 par value per share. Pursuant to the resolution authorizing the increase in authorized share capital, the RLN Realty Associates board of directors authorized a forward stock split that increased the number of original shares on a 200-for-1 basis, resulting in 1,000,000 outstanding common shares. The issuance of original shares was exempt from registration under the provisions of
Section 4(2) of the Securities Act of 1933, as amended. The issuance of the original shares did not involve a public offering.

On March 8, 1999, after our name was changed to Netmaximizer.com, Inc., but before our shares were being quoted on the OTCBB, we sold 12,000,000 (pre-split) shares of our common stock for $0.001 per share to raise $12,000 in cash. This private placement was made to ten investors, including David Saltrelli and Peter Schuster, and was fully subscribed. The placement was not underwritten, but was conducted with the advice of the Venture Law

Corporation. This sale was exempt from registration in reliance upon Rule 504 under Regulation D promulgated under the Securities Act. The aggregate offering price did not exceed $1,000,000, and the offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act.

On March 23, 1999, we sold 16,000 (pre-split) shares of our common stock for $3.125 per share to raise $50,000 in cash. Our shares had begun to be quoted at this point, but the price was very volatile, ranging between $1.06 and $12.00 during the month of March 1999 for no apparent reason. As there were no trades on March 23, 1999, this offering was made to one non-affiliated subscriber at the negotiated and agreed "fair value" of $3.125 per share. The offering was not underwritten. This sale was exempt from registration in reliance upon Rule 504 under Regulation D promulgated under the Securities Act. The aggregate offering price did not exceed $1,000,000, and the offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act.

On September 27, 1999, we issued 1,170 (pre-split) shares of our common stock for $14.531 per share to raise $17,000 in cash. On September 30, 1999, we issued 13,115 (pre-split) shares of our common stock for $15.250 per share to raise $200,000 in cash. On October 20, 1999, we issued 1,832 (pre-split) shares of our common stock for $16.375 per share to raise $30,000 in cash. These sales were made to one, non-affiliated purchaser, Monavia, Ltd. The price paid by Monavia on each of those dates was equal to the closing bid price on the date of sale of the shares to Monavia. These offerings were not underwritten and were exempt from registration in reliance upon Section 4(2) of the Securities Act because they did not involve a public offering.

The Company accounted for the sales of restricted stock issued in both March and September of 1999 by recording common stock and additional paid in capital for the total of the proceeds received.

On February 8, 2000, we issued a non-negotiable, 9% promissory note due February 7, 2003 plus a three-year warrant to purchase 681,987 shares of our common stock at an exercise price of $15.00 per share (the market price on the date of the warrant). This sale was made to Monavia. Ltd. This offering was not underwritten. The sale was exempt from registration in reliance upon Section 4(2) of the Securities Act since it did not involve a public offering.

The following chart summarizes the recent sales of our securities:

          Date               To Whom Sold                # Shares        Sales Price per       Fair Value on issue
                                                                              share                   date
      March 8, 1999       David Saltrelli              2,430,000             $.001                   $.001
      March 8, 1999       Peter Schuster               2,430,000             $.001                   $.001
      March 8, 1999       Tillman C. Howell              628,000             $.001                   $.001
      March 8, 1999       Specter Equity Limited         865,000             $.001                   $.001
      March 8, 1999       Exeter Mgnt & Trading        1,250,000             $.001                   $.001
      March 8, 1999       Denali Foundation              955,000             $.001                   $.001
      March 8, 1999       Culrain Limited                625,000             $.001                   $.001
      March 8, 1999       Martin Leigh                   750,000             $.001                   $.001
      March 8, 1999       Shadow Financial, Inc.       1,250,000             $.001                   $.001
      March 8, 1999       Paladin Investments            802,000             $.001                   $.001
     March 23, 1999       Ulrich Grunenwald               16,000            $3.125                  $3.125*
   September 27, 1999     Monavia, Ltd.                    1,170           $14.531                 $14.531**
   September 30, 1999     Monavia, Ltd.                   13,115           $15.250                 $15.25**
     October 1, 1999      Network 2001, Inc.              18,885           $15.250                 $15.25**
    October 20, 1999      Monavia, Ltd.                    1,832           $16.375                 $16.375**

* Share prices fluctuated between $1.0625 and $12.00 during the period March 11 and March 31,1999. There were no shares traded on March 23, 1999. $3.125 was the agreed purchase price between the Company and Mr. Grunenwald.

** Closing market price on date of transaction.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our consolidated operating results and financial position. The data has been derived from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation." The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

                                                                        Year Ended
                                                                       December 31,

                                                     1999         1998       1997       1996       1995
                                                      $            $          $          $           $
Net Revenue                                         15,002         nil       nil        nil         nil
General & Administrative Expenses                  488,025         900       nil        nil         nil
Non-cash Compensation
     Officer & Employee                            150,000         nil       nil        nil         nil
     Stock Options                                5,503,321        nil       nil       5,000        nil
Net Income (Loss)                                (6,135,904)      (900)      nil      (5,000)       nil
Net Income (Loss) per Share                         (.16)          nil       nil        nil         nil

                                                                      December 31,

                                                    1999          1998       1997       1996       1995
                                                      $             $         $          $           $

Total Assets                                       415,127         nil       nil        nil         nil
Total Liabilities                                  301,610         900       nil        nil         nil
Shareholders' Equity (Deficiency)                  113,517        (900)      nil        nil         nil
Long-Term Obligations                              150,000         nil       nil        nil         nil
Cash Dividends                                       nil           nil       nil        nil         nil

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's consolidated results of operations and consolidated financial position should be read in conjunction with the Selected Consolidated Financial Data and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

                                    Overview

We were incorporated in the State of Florida on June 29, 1995 under the name "RLN Realty Associates, Inc." with an authorized share capital of 7,500 shares of common stock with a $1.00 par value per share. On June 9, 1998, we filed Articles of Amendment to amend our Articles of Incorporation to increase our authorized share capital to 50,000,000 shares of common stock with a $.001 par value per share. In addition to increasing our authorized capital, we authorized a split of our 5,000 outstanding shares of common stock on a 200-for-one basis effective on June 9, 1998.

On February 26, 1999, David Saltrelli replaced the sole board member and became our President. On March 1, 1999, we amended our Articles of Incorporation to change our name to "Netmaximizer.com, Inc." to reflect our new e-commerce focus, and Peter Schuster joined the board and became our Secretary and Treasurer. March 1, 1999 also marks the beginning of the development of our new business plan. On March 8, 1999, David Saltrelli and Peter Schuster each purchased 2,430,000 shares of our common stock for cash at a purchase price of $.001 per share (a total of $2,430 each) as part of the private placement of 12,000,000 shares of our common stock. The remainder of the 12,000,000 shares offered during this placement were sold for cash at the same purchase price of $.001 per share to accredited investors not affiliated with Netmaximizer.com, Inc. (see "Recent Sales of Unregistered Securities").

On October 19, 1999, we authorized a split of our 13,049,170 then-outstanding shares of common stock on a 3-for-1 basis effective as of November 1, 1999.

On April 10, 2000 we filed an amendment to our Articles of Incorporation increasing the total number of shares that we may issue to 77,000,000, consisting of 75,000,000 shares of common stock, par value $.001 per share and 2,000,000 shares of "blank check" preferred stock, par value $.001 per share.

Our primary objective will be to provide an Internet e-commerce store available to affinity groups which will provide products at reduced prices coupled with incentives, paying a commission to the affinity group for each purchase made by one of its members.

During the next twelve months, we intend to increase the number of affinity groups which become members of our Store.

                              Results of Operations

We are a development stage company. As of December 31, 1999, the Company was primarily involved in organizational activities, developing a strategic plan and raising capital. Full operations, as defined by our strategic plan, have not commenced. Prior to March 1999, RLN Realty Associates, Inc. had no active business operations and therefore, no material or substantive transactions or results of operations. As a result, no meaningful comparison can be made between our present operations and our operations during the years ended December 31, 1994 to December 31, 1998.

           Year Ended December 31, 1999 Compared to December 31, 1998

Our total assets were approximately $415,000 at December 31, 1999 (nil at December 31, 1998). The increase was due primarily to our investment of approximately $34,000 primarily in office equipment and computer servers, and our $350,000 investment (paid $62,000 in cash remitted on our behalf by certain subscribing shareholders and the balance by our issuance of 18,885 shares of our common stock) in the first phase of development of our web site with Network 2001. Our cash and short-term investments were approximately $39,000 at December 31, 1999 (nil at December 31, 1998). Our current liabilities were approximately $152,000 at December 31, 1999 compared to approximately $900 at December 31, 1998. This increase was principally the result of fees for professional services and other operating costs.

For the year ended December 31, 1999, we had revenue from operations of $15,002. For the same period ended December 31, 1999, our general and administrative expenses increased to approximately $6,141,346 from $900 at December 31, 1998. This increase was primarily due to the expense recorded as a result of our grant to non-employees of options to purchase 4,073,304 shares of our common stock1, which resulted in compensation of $5,503, 321 during the year ended December 31, 1999 and deferred compensation of an additional $964,972. These grants were compensation for consultant services rendered in connection with the web site design, sales platform design, affinity group program design, and other similar services. We paid cash salaries of $30,920 to our President and $24,379 to our Secretary during 1999. We intend to pay a monthly salary to our President of $15,000 and to our Secretary of $12,000 going forward.

-------------
1 The methodology employed to calculate the expense associated with issuance of these options is discussed below in the Notes to Financial Statements beginning at page F-13.

During the year ended December 31, 1998, we had no active business operations. As a result, we had no material transactions or results of operations that require a comparison to our operations during the year ended December 31, 1999.

                         Liquidity and Capital Resources

Since we began implementing our current business plan in March 1999 through December 31, 1999, we have raised an aggregate of $459,000 in cash through private placements, $62,000 of which was remitted on the Company's behalf by stockholders to the consultant for web site design. We received approximately $15,000 in cash from our operations during this period. During this period, we have used net cash of approximately $358,000, primarily for professional fees, consulting fees, salaries, rent and expenses, and overhead.

As of December 31, 1999, we had $39,055 in cash. As of February 8, 2000, we obtained $1.3+ Million in a financing transaction with Monavia, Limited. Monavia received our non-negotiable, 9% promissory note due February 7, 2003 plus a three-year warrant to purchase 681,987 shares of our common stock at an exercise price of $15.00 per share (the market price on the date of the warrant). Although that cash will be sufficient to sustain our current operations for the remainder of calendar year 2000, we will need to raise additional financing to fund our inventory expansion. We intend to raise additional capital through additional sales of unregistered shares of our common stock conducted under exemptions provided by the Securities Act or by the rules of the SEC. There can be no assurance that we will be able to raise additional capital as needed and in the time required. If we are unable to meet our capital requirements, our implementation plans could be severely and adversely impacted, and it is questionable whether we could continue as a going concern.

During the year ended December 31, 1999, we committed approximately $34,000 for office equipment and computer servers and had no material cash flows from investing activities.

We anticipate that our cash requirements will increase to approximately $120,000 to $160,000 per month during calendar year 2000 as a result of salaries, professional fees and related expenses associated with the anticipated expansion of our operations. There can be no assurance that our actual expenditures for such periods will not exceed our estimated operating budget. Actual expenditures will depend upon a number of factors, some of which are beyond our control, including, among other things, timing of clearance of all comments from the SEC staff regarding our registration statement, reliability of the assumptions of management in estimating cost and timing, and the time expended by professionals and consultants and fee associated therewith.

                                Recent Financing

Our business activities and operations have been partially funded to date through issuance of shares of our common stock. The following transactions had been completed as of December 31, 1999:

                                                                                           Number of     Total Price of
Summary of Transactions2                                               Issue Date            Shares         Shares($)
------------------------                                               ----------            ------         ---------
Balance of Netmaximizer.com at December 31, 1998                                              3,000,000        $   5,000
Issued to 10 investors for cash at $.001 per share                   March 8, 1999           36,000,000           12,000
Issued to 1 investor for cash at $1.04 per share                     March 23, 1999              48,000           50,000
Issued to 1 investor for cash at $4.84 per share                    August 27, 1999               3,510           17,000
Issued to 1 investor for cash at $5.08 per share                    August 30, 1999              39,345          200,000

-------------
2 The shares issued for cash at $.001 were all issued on March 8, 1999, when the
Company became active and before the stock began trading under the symbol
"MAAX." The remainder of the shares were acquired at the trading price as of the date acquired. Both the number of shares and the acquisition price have been adjusted to reflect the stock split retroactively. The variance in price, given the development stage and lack of public activity of the Company, is attributed to unknown market forces.


Issued to 1 investor for cash at $5.46 per share                    October 1, 1999               5,496           30,000
Issued to 1 investor for services at $5.08 per share                October 20, 1999             56,655          288,000

                             TOTAL                                                           39,153,006


On February 8, 2000, we obtained $1.3+ Million in a financing transaction with Monavia, Limited, a corporation organized and legally existing under the laws of the Isle of Man. Monavia received our non-negotiable, 9% promissory note due February 7, 2003 plus a three-year warrant to purchase 681,987 shares of our common stock at an exercise price of $15.00 per share (the market price on the date of the warrant).

                              Year 2000 Compliance

The Year 2000 issue arose with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were programmed with a two-digit century (i.e. December 31, 1999 would appear as 12/31/99) assuming that all years would be part of the 20th century. On January 1, 2000, systems with this programming will default to 01/01/1900 instead of 01/01/2000, and calculations using or reporting the date will not be correct and errors will arise (the "Year 2000 Issue"). To prevent this from occurring, information systems had to be updated to ensure they recognized dates during and after the Year 2000.

We were exposed to a risk that certain aspects of our business would fail or be impaired as a result of internally operated or externally contracted hardware or software systems and services not being able to correctly "rollover" dates to the new century. The risk stemmed from our reliance on certain hardware, software and services to carry out the daily operation of our business. As of April 1, 2000, we had experienced no adverse consequences as the result of the Year 2000 issue. We do not anticipate any disruption in our operations as the result of the Year 2000 issue. We do not have any information concerning the Year 2000-compliance status of our suppliers and customers that would adversely affect our operations. We cannot assure you, however, that there will be no failure of our material systems, our vendors' material systems or the Internet related to the Year 2000 issue that will emerge in the months to come.

                          New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999 the FASB issued SFAS No. l 137 "Accounting for Derivative Instruments and Hedging Activities Deferred as of the Effective Date of FASB Statement No. 133." SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal used software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company on January 1, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data to be provided pursuant to this
Item 8 are included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We retained Rachlin Cohen & Holtz as our independent accountants to audit our financial statements effective as of October 7, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                             Directors and Officers

Both of our directors are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with our Articles and Bylaws. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

As of May 1, 2000, the following persons were our directors and/or executive officers:

                 Name and present office held                                 Director and Officer
                                                                              since
                 David Saltrelli, President, Director                         March 1999
                 Peter Schuster, Secretary, Treasurer, Director               March 1999

The following is a brief biographical information on each of the officers and directors of listed:

DAVID SALTRELLI. Age 51. David Saltrelli holds a Masters in Business Administration (MBA) from the Simon School of Business at the University of Rochester where he majored in Finance & Economics. After completing four years in the United States Navy, David went on to become a leading stock and commodity broker for the Investment Firms of Merrill Lynch and Prudential Bache where he pioneered computerized commodity trading. He went into the Real Estate Development business in 1981 when he became President of Pantra Investments and quickly became one of the largest Developers of Vacation Timeshare Property in the United States with sales totaling over $50,000,000. Realizing the need for up to the minute marketing and sales techniques David went on to build a very successful direct mail and premium incentive company that serviced many of the Fortune 500 companies. David's companies employed over 200 full time employees that concentrated in traffic building for over 1,000 companies nationwide. His newest endeavors have been focused on delivering downloadable online premiums and incentives that can be used to generate large amounts of traffic (hits) to web sites on the Internet. He brings his over 30 years of direct marketing to Netmaximizer.com, Inc. and he concentrates his efforts in building vast amounts of online traffic for the company and linking webmasters as well.

PETER SCHUSTER. Age 53. Peter Schuster, subsequent to completing undergraduate and graduate degrees in Rochester, New York, began a career in the telecommunications industry during which he held numerous managerial positions at the largest independent operating telco including Customer Service Manager, Operations Manager, and finally Personnel Manager during which he was responsible for all corporate employment, human resource planning, management training, and organization development. As a business leader, Schuster served as a director of the Monroe County Industrial Development Council where he was responsible for the approval of all bank submitted proposals for commercial development in Monroe County (Rochester, N.Y.) applying for tax exempt revenue bonds. As an independent real estate developer, completing several commercial and residential rehab projects, Schuster received the "Best Rehab Conversion" award for historical preservation properties, and subsequently developed numerous commercial properties within the Interval Ownership industry. He brings years of corporate organizational and human resource skills along with entrepreneurial development and marketing background to Netmaximizer.com, Inc. and focuses principally on building and managing the human resource infrastructure.

                                Other Information

The Board of Directors is elected by our shareholders. Currently, both of our Directors review significant developments affecting our company and act on matters requiring Board approval. Although the Board of Directors may delegate many matters to others, it reserves certain powers and functions to itself.

Our directors do not receive any salary for their services as directors or as members of committees of the Board of Directors. Directors may also serve our company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.

Neither of our directors or executive officers is a party to any arrangement or understanding with any other person pursuant to which he was elected as a director or officer.

Neither of our directors or executive officers has any family relationship with the other officer or director.

We intend to seek admission to The Nasdaq SmallCap market, although there is no assurance that we will be able to do so. A condition to our admission to trading on The Nasdaq SmallCap market is changing our corporate governance to include two independent directors. We presently have no agreements with anyone to serve as an independent director and can offer no assurance that we will obtain the agreement of any individual to serve as an independent director.

                                   Injunction

In June 1993, following the filing of a complaint by the Federal Trade Commission, David Saltrelli, our President and director, (and other individuals and entities not affiliated with Netmaximizer.com, Inc.) entered into a Stipulated Permanent Injunction and Final Judgment with the FTC. The Injunction was entered by the United States District Court for the Middle District of Florida, Orlando Division. In the proceedings leading up to the Injunction, allegations were made that (a) consumers acquired travel-related services and products (both as incentives and as direct purchases) from telemarketing entities either controlled by or affiliated with Mr. Saltrelli; (b) that the descriptions of and disclosures regarding these travel-related products or services were inadequate; (c) that consumers were at times required to pay undisclosed fees or increased costs with regard to the travel-related products to services; and (d) that at times the travel-related products or services were not available at the times or on the terms advertised. Mr. Saltrelli denied all material allegations contained in the FTC's complaint. He agreed to the injunction, without trial or adjudication of any issue of law or fact, to resolve all matters in dispute between him and the FTC.

The Injunction enjoins Mr. Saltrelli, as well those acting with him or participating in his activities, from supplying travel-related services and products for use in telemarketing and from assisting in the telemarketing of any travel-related product or service. The Injunction also states that, in connection with the advertising, promotion, marketing, distribution, offering for sale or sale of travel-related products or services (including premiums and incentives), Mr. Saltrelli and the related parties are permanently enjoined from, among other things, failing to disclose or misrepresenting in any manner any restriction, limitation or condition on any consumer's use of a travel-related product or service, or failing to provide to each consumer who obtains such travel-related product or service the exact trip, product or service as was represented to the consumer.

Netmaximizer.com, Inc. has beginning on November 4, 1999 and prior to March 1, 2000, provided travel-related premiums and incentives to affinity group members to promote the sale of products, albeit never in a telemarketing context. As of March 1, 2000, we eliminated the use of travel-related incentives, as we determined that our affinity group members relate better to a more tangible, name-product incentive. Nonetheless, if the FTC were to determine that Mr. Saltrelli, as our President, or Netmaximizer.com itself had violated the terms of the Injunction between November 4, 1999 and March 1, 2000, by engaging in prohibited conduct, it may seek to enforce the Injunction directly against us.

The Injunction gives the FTC the right to access during normal business hours the premises of any businesses which Mr. Saltrelli is involved in, including the offices of Netmaximizer.com, Inc. Until June of 2000, Mr. Saltrelli is required to disclose the existence and contents of the Injunction to any of his employees, agents, independent contractors, distributors or sales persons engaged in the marketing, distribution or sale of any travel-related products or services or premiums or incentives.

                                  IRS Tax Liens

The Internal Revenue Service has filed several federal tax liens against David Saltrelli relating to unpaid federal income taxes. One lien covers the periods beginning with the tax year ending 12/31/79 and continuing through the tax year ending 12/31/82 in the aggregate amount of $902,889.20. The second covers tax years 1993, 1994 and 1995 in the aggregate amount of $36,721.98. These tax liens should have no effect on Netmaximizer.com, Inc.

Except for the foregoing, neither of our officers or directors have been involved in the past five years in any of the following: (1) bankruptcy proceedings; (2) subject to criminal proceedings or convicted of a criminal act;
(3) subject to any order, judgment or decree entered by any court limiting in any way his or her involvement in any type of business, securities or banking activities; or (4) subject to any order for violation of federal or state securities laws or commodities laws.

             Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. These reports are also filed with the NASDAQ. These ownership obligations arose when the Company's Registration Statement on Form 10 became automatically effective on February 7, 2000. David Saltrelli, Peter Schuster and Steven Howell constituted all of the Reporting Persons as of February 7, 2000 and they did not file Forms 3 on February 7, 2000. At the time of filing this Annual Report, however, the Forms 3 have been filed.

ITEM 11.  EXECUTIVE COMPENSATION

Our President received total cash compensation from us of $30,920 for 1999. Our Secretary received total cash compensation from us of $24,379 for 1999. No cash compensation was paid to either our President or Secretary prior to September 30, 1999. Our intent going forward is to pay to our President a monthly salary of $15,000 and to our Secretary a monthly salary of $12,000.

The following table contains information concerning the grant of stock options to our two executive officers, Peter Schuster and David Saltrelli, on April 5, 1999. No grants of stock options to executive officers and directors were made prior to April 5, 1999.

                                  Stock Options

We reserved 7,809,600 shares of common stock for issuance pursuant to the 1999 Employee Stock Option Plan. On April 5, 1999, we granted stock options for 7,809,600 shares of common stock to our officers, employees and consultants. No grants of stock options were made prior to April 5, 1999 and no stock appreciation rights were granted to these individuals. The grants to consultants were compensation for services rendered in connection with the web site design, sales platform design, affinity group program design, and other similar services.

We intend to register our plan under the Securities Act of 1933 after we clear all comments from the SEC staff with regard to our Registration Statement on Form 10.

Pursuant to the Plan, the following stock options were issued on April 5, 1999 to our executive officers. The table shows the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full term of the options.

                                INDIVIDUAL GRANTS
                                -----------------
                                                                                               POTENTIAL REALIZABLE
                             NUMBER OF                                                        VALUE AT ASSUMED ANNUAL
                            SECURITIES        PERCENT OF TOTAL                                 RATES OF STOCK PRICE
                        UNDERLYING OPTIONS    OPTIONS GRANTED      EXERCISE      EXPIRATION      APPRECIATION FOR
                              GRANTED           T0 EMPLOYEES        PRICE          DATE            OPTION TERM(4)
                                                                                   ----            --------------
         NAME                 (#)(1)                (2)            ($/SH)(3)                      5%          10%
         ----                 ------                ---            ---------                      --          ---
David A. Saltrelli..         1,815,648             48.6%             2.00         04/05/04    $4,634,556   $7,310,298

Peter G. Schuster...         1,815,648             48.6%             2.00         04/05/04    $4,634,556   $7,310,298
                             ---------             ----                                       ----------   ----------

TOTAL                        3,631,296             97.2%                                      $9,269,112  $14,620,596
                             =========             =====                                      ==========  ===========

(1) Each of the options listed in the table is currently exercisable. The initial grant was for options to purchase 605,216 shares. The number indicated in the chart reflects the effect of our stock split. Each of the options has a five-year term.

(2) Options were issued to purchase a total of 7,809,600 shares of our common stock under our 1999 Employee Stock Option Plan. Of that, 4,073,304 were issued to consultants.

(3) The exercise price is equal to the OTCBB closing price for shares of our stock on April 4, 1999 ($6.00), adjusted for the stock split. The exercise price may be paid in cash or by check or through a cashless exercise procedure.

(4) The dollar amounts under these columns represent the potential tangible value, before income taxes, of each option assuming that the market price of the common stock appreciates in value from fair market value at the date of grant to the end of the option term at five percent (5%) and ten percent (10%) annual rates and therefore are not intended to forecast possible future appreciation, if any, of the price of the common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 1, 2000 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and officers, and
(iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

    Title of Class             Name and Address of              Amount and Nature of
    --------------               Beneficial Owner               Beneficial Ownership        Percentage of Class (1)
                                 ----------------               --------------------        -------------------
Common Stock            David Saltrelli                               9,105,648(2)                  22.23%
                        4400 N. Federal Highway, Suite 307
                        Boca Raton, FL 33431


Common Stock            Peter Schuster                                9,105,648(2)                  22.23%
                        4400 N. Federal Highway, Suite 307
                        Boca Raton, FL 33431

Common Stock            Steven Howell                                 4,371,303(3)                  10.72%
                        437 West Bockman Way
                        Sparta, TN 38583

Common Stock            Officers and Directors as a Group            18,211,296                     42.57%

(1)  Based on an aggregate 39,153,006 shares outstanding as of May 1, 2000.

(2) Includes 1,815,648 shares of common stock for Mr. Saltrelli and 1,815,648 shares of common stock for Mr. Schuster that may be purchased pursuant to the exercise of vested stock options within 60 days.

(3) Includes 56,655 shares of common stock owned by Network 2001, Inc., a corporation solely owned by Steven Howell. Also includes 1,614,648 shares of common stock that may be purchased by Mr. Howell pursuant to the exercise of vested stock options.

                               Changes in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective March 31, 1999, we entered into an agreement with Network 2001, Inc. ("Network") for the design and development of the first phase of the web site. Network is a corporation wholly-owned by Mr. Steven Howell, one of our shareholders who owns more than 5% of our outstanding shares of common stock. As payment for the services rendered to us, we agreed to pay to Network $62,000 in cash and to issue to Network eighteen thousand, eight hundred and eighty-five (18,885) shares of our common stock. Following the stock split on November 1, 1999, the number of shares which they hold as a result of providing these services is fifty-six thousand, six hundred and fifty-five (56,655). As of November 4, 1999, the web site was substantially complete and the Store nominally available for shopping. As of November 27, 1999, those shares have been issued and the cash has been paid. We have continued that relationship without the formalities of a written agreement, promising to pay a total of $330,000 to Network for developing and implementing certain enhancements to our site. As of May 1, 2000, we have paid $230,000 of that amount. The balance will be due upon full site development and completion of beta testing.

Except for the ownership of our securities and the development of our web site that we have disclosed above, none of our directors, executive officers, holders of five percent (5%) of our outstanding shares of common stock, or any associate or affiliate of such person, have, to our knowledge, had a material interest, direct or indirect, during the three fiscal years ended December 31, 1997, 1998 and 1999 in any proposed transaction which may materially affect us.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report.

(1) Financial Statements:

Report of Independent Certified Public Accountants......................  F-2
Balance Sheets..........................................................  F-3
Statements of Operations................................................  F-4
Statements of Stockholders' Equity (Deficiency).........................  F-5
Statements of Cash Flows                                                  F-6
Notes to Financial Statements...........................................  F-7

(3) Exhibits filed as part of this Report:

              Exhibit Number      Description
    *              3.1            Articles of Incorporation of RLN Realty Associates, Inc. effective June 29, 1995.
    *              3.2            Articles of Amendment to RLN Realty Associates, Inc. filed on June 9, 1998.
    *              3.3            Articles of Amendment to RLN Realty Associates, Inc. filed on March 1, 1999.
    *              3.4            Bylaws of Netmaximizer.com, Inc.
    *             10.1            Form of Private Placement Subscription Agreement dated March 1, 1999.
    *             10.2            Form of Agreement with Affinity Group
                  10.2A           Form of Agreement with Outside Salesperson
    *             10.3            Lease  Agreement by and between Netmaximizer.com, Inc. and Sanctuary of Boca, Inc. dated
                                  September 22, 1999.
   **             10.3A           Lease  Agreement by and between  Netmaximizer.com,  Inc. and Sanctuary of Boca, Inc. dated
                                  January 3, 2000.
   **             10.3B           Lease  Agreement by and between  Netmaximizer.com,  Inc. and Sanctuary of Boca, Inc. dated
                                  January 20, 2000.
   **             10.3C           Lease  Agreement by and between  Netmaximizer.com,  Inc. and Sanctuary of Boca, Inc. dated
                                  March 3, 2000.
    *             10.4            Agreement between Kim International  Manufacturing,  Inc. and Netmaximizer.com, Inc. dated
                                  September 10, 1999.
    *             10.5            Merchant  Bankcard  Service and Security  Agreement  by and between  Netmaximizer.com,
                                  Inc. and Charter Pacific Bank dated April 22, 1999.
    *             10.6            Netmaximizer.com, Inc. Employee Stock Option Plan 1999
    *             10.7            Yahoo! Store Merchant Service Agreement
    *             10.8            Stipulated  Permanent  Injunction and Final Judgment re: Federal Trade  Commission v.
                                  David Saltrelli, et al; Civil No. 92-275-CIV-ORL-22
   **             10.9            Warehouse  Lease Agreement by and between  Netmaximizer.com,  Inc. and American Sales
                                  Industries dated February 1, 2000.
   **             10.10           Purchasing  Agreement  by and  between  Netmaximizer.com,  Inc.  and  American  Sales
                                  Industries dated March 14, 2000.


   **             10.11           Non-negotiable 9% Promissory Note from  Netmaximizer.com,  Inc. to Monavia,  Limited, dated as of February 8, 2000.
   **             10.12           Monavia,   Limited,   Warrant  to  Purchase   681,987   Shares  of  Common  Stock  of
                                  dated as of February 8, 2000.
   **             10.13           Master Equipment Lease Agreement  between Mitel Capital and  Netmaximizer.com,  Inc., dated October 8, 1999.
                  11.1            Statement re: Computation of Net Income per Common Share
                  23.1            Consent of Independent Certified Public Accountants
                  27.1            Financial Data Schedules
                  27.2            Financial Data Schedules

    *                             Previously filed as an exhibit to the Company's  Registration  Statement on Form 10,
                                  dated December 7, 1999 and incorporated by reference.
   **                             Previously  filed as an  exhibit to the  Company's  Amendment  No. 1 to  Registration
                                  Statement on Form 10 , dated April 6, 2000 and incorporated by reference.

(b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report: None

(c) The Financial Statements and Schedules to this Form 10-K begin on page F-1 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Netmaximizer.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 16, 2000                             NETMAXIMIZER.COM, INC.
                                               (Registrant)


                                               By: /s/ David A. Saltrelli
                                                   -----------------------
                                                   David A. Saltrelli, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                TITLE                                    DATE

/s/ David A. Saltrelli                        President and Director                  May 16, 2000
------------------------------------------    (Principal Executive Officer)
David A. Saltrelli

/s/ Peter G. Schuster                         Secretary, Treasurer and Director       May 16, 2000
------------------------------------------    (Principal Financial Officer)
Peter G. Schuster

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                      PAGE
                                                                      ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-2

FINANCIAL STATEMENTS

   Balance Sheets                                                      F-3

   Statements of Operations                                            F-4

   Statements of Stockholders' Equity (Deficiency)                     F-5

   Statements of Cash Flows                                            F-6

   Notes to Financial Statements                                   F-7 - F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Netmaximizer.com, Inc.
Boca Raton, Florida

We have audited the accompanying balance sheets of Netmaximizer.com, Inc. (a development stage enterprise) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999, and cumulative from inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netmaximizer.com, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and cumulative from inception, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company is subject to certain risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
February 29, 2000 except for the last paragraph of Note 8, as to which the date is March 14, 2000


                       See notes to financial statements.

                               NETMAXIMIZER.COM, INC.
                          (A Development Stage Enterprise)

                                   BALANCE SHEETS

                             DECEMBER 31, 1999 AND 1998

                                       ASSETS                                                        1999                   1998
                                       ------                                                        ----                   ----
Current Assets:
    Cash, including restricted cash of $683                                                       $    39,055           $      --
    Inventories                                                                                        29,886                  --
                                                                                                  -----------           -----------
       Total current assets                                                                            68,941                  --

Property and Equipment                                                                                 28,843                  --

Web Site Design, Net of Amortization of $50,000                                                       300,000

Other Assets                                                                                           17,343                  --
                                                                                                  -----------           -----------

       Total assets                                                                               $   415,127           $      --
                                                                                                  ===========           ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                  -------------------------------------------------

Current Liabilities:
    Accounts payable                                                                              $   123,790           $       900
    Due to officer/stockholder                                                                         27,820                  --
                                                                                                  -----------           -----------
       Total current liabilities                                                                      151,610                   900
                                                                                                  -----------           -----------

Long-Term Debt:
    Note payable, stockholder                                                                         150,000                  --
                                                                                                  -----------           -----------

Commitments, Contingencies  and Subsequent Events                                                        --                    --

Stockholders' Equity (Deficiency):
    Common stock, $.001 par value; 50,000,000 shares authorized;
       39,153,006 and 3,000,000 shares issued and outstanding,
       respectively                                                                                    39,153                 3,000
    Additional paid-in capital                                                                      7,181,140                 2,000
    Deficit accumulated during the development stage                                               (6,141,804)               (5,900)
    Deferred  compensation                                                                           (964,972)                 --
                                                                                                  -----------           -----------
       Total stockholders' equity (deficiency)                                                        113,517                  (900)
                                                                                                  -----------           -----------

       Total liabilities and stockholders' equity (deficiency)                                    $   415,127           $      --
                                                                                                  ===========           ===========


                       See notes to financial statements.
                                      F-3

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31,                    Cumulative
                                                                             -----------------------                       from
                                                                   1999                1998              1997            Inception
                                                                   ----                ----              ----            ---------
Revenue                                                        $     15,002        $       --          $    --         $     15,002

Direct Costs                                                          9,560                --               --                9,560
                                                               ------------        ------------        ---------       ------------
Gross Margin                                                          5,442                --               --                5,442
                                                               ------------        ------------        ---------       ------------

General and Administrative Expenses:
    Stock options issued for services                             5,503,321                --               --            5,503,321
    Officer compensation                                            205,299                --               --              205,299
    Other                                                           432,726                 900             --              438,626
                                                               ------------        ------------        ---------       ------------
                                                                  6,141,346                 900             --            6,147,246
                                                               ------------        ------------        ---------       ------------

Net Loss                                                       $ (6,135,904)       $       (900)       $    --         $ (6,141,804)
                                                               ============        ============        =========       ============
Net Loss Per Share - Basic and Diluted                         $      (0.16)       $       --          $    --
                                                               ============        ============        =========

Weighted Average Shares Outstanding                              39,066,446           3,000,000        3,000,000
                                                               ============        ============        =========


                       See notes to financial statements.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                              Common Stock
                                                                              ------------          Additional
                                                                                                      Paid-In
                                                                           Shares        Amount       Capital
                                                                           ------        ------       -------
Inception (June 29, 1995) to December 31, 1995                                 --     $      --     $      --
                                                                        -----------   -----------   -----------
Balance, December 31, 1995                                                     --            --            --

Year Ended December 31, 1996:

   Stock issued for services ($.0017 per share)                           3,000,000         3,000         2,000
   Net loss                                                                    --            --            --
                                                                        -----------   -----------   -----------

Balance, December 31, 1996                                                3,000,000         3,000         2,000

Year Ended December 31, 1997:

   Net loss                                                                    --            --            --
                                                                        -----------   -----------   -----------

Balance, December 31, 1997                                                3,000,000         3,000         2,000

Year Ended December 31, 1998:

   Net loss                                                                    --            --            --
                                                                        -----------   -----------   -----------

Balance, December 31, 1998                                                3,000,000         3,000         2,000

Year Ended December 31, 1999:
   Sale of common stock, proceeds of which were
      remitted directly to web site developer:
         Issuance of common stock ($.001 per share)                      36,000,000        36,000       (24,000)
         Issuance of common stock ($1.04 per share)                          48,000            48        49,952
   Sale of common stock for cash:

         Issuance of common stock ($4.84 per share)                           3,510             3        16,997
         Issuance of common stock ($5.08 per share)                          39,345            39       199,961
         Issuance of common stock ($5.46 per share)                           5,496             6        29,994
   Issuance of common stock for web site                                     56,655            57       287,943
      development services ($5.08 per share)
   Options granted for services                                                --            --       6,468,293
   Officer compensation forgone                                                --            --         150,000
   Net loss                                                                    --            --            --
                                                                        -----------   -----------   -----------

Balance, December 31, 1999                                               39,153,006   $    39,153   $ 7,181,140
                                                                        ===========   ===========   ===========

[RESTUBBED TABLE]

                                                                            Deficit
                                                                          Accumulated
                                                                           During the
                                                                          Development      Deferred
                                                                             Stage       Compensation      Total
                                                                             -----       ------------      -----
Inception (June 29, 1995) to December 31, 1995                            $      --      $      --      $      --
                                                                          -----------    -----------    -----------
Balance, December 31, 1995                                                       --             --             --

Year Ended December 31, 1996:

   Stock issued for services ($.0017 per share)                                  --             --            5,000
   Net loss                                                                    (5,000)          --           (5,000)
                                                                          -----------    -----------    -----------

Balance, December 31, 1996                                                     (5,000)          --             --

Year Ended December 31, 1997:

   Net loss                                                                      --             --             --
                                                                          -----------    -----------    -----------

Balance, December 31, 1997                                                     (5,000)          --             --

Year Ended December 31, 1998:

   Net loss                                                                      (900)          --             (900)
                                                                          -----------    -----------    -----------

Balance, December 31, 1998                                                     (5,900)          --             (900)

Year Ended December 31, 1999:
   Sale of common stock, proceeds of which were
      remitted directly to web site developer:
         Issuance of common stock ($.001 per share)                              --             --           12,000
         Issuance of common stock ($1.04 per share)                              --             --           50,000
   Sale of common stock for cash:

         Issuance of common stock ($4.84 per share)                              --             --           17,000
         Issuance of common stock ($5.08 per share)                              --             --          200,000
         Issuance of common stock ($5.46 per share)                                             --           30,000
   Issuance of common stock for web site                                         --             --          288,000
      development services ($5.08 per share)
   Options granted for services                                                  --         (964,972)     5,503,321
   Officer compensation forgone                                                  --             --          150,000
   Net loss                                                                (6,135,904)          --       (6,135,904)
                                                                          -----------    -----------    -----------

Balance, December 31, 1999                                                $(6,141,804)   $  (964,972)   $   113,517
                                                                          ===========    ===========    ===========


                       See notes to financial statements.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,               Cumulative
                                                                                   -----------------------                  from
                                                                            1999            1998            1997          Inception
                                                                            ----            ----            ----          ---------
Cash Flows from Operating Activities:
    Net loss                                                            $(6,135,904)     $      (900)     $    --       $(6,141,804)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Options granted for services                                     5,503,321             --             --         5,503,321
         Common stock issued for services                                      --               --             --             5,000
         Officer compensation                                               150,000             --             --           150,000
         Depreciation and amortization                                       54,755             --             --            54,755
    Changes in operating assets and liabilities:
       Inventories                                                          (29,886)                                        (29,886)
       Other assets                                                         (11,542)                                        (11,542)
       Accounts payable                                                     122,890              900           --           123,790
                                                                        -----------      -----------      ---------     -----------
            Net cash used in operating activities                          (346,366)            --             --          (346,366)
                                                                        -----------      -----------      ---------     -----------

Cash Flows from Investing Activities:
    Expenditures for property and equipment                                  (9,739)            --             --            (9,739)
    Other                                                                    (1,840)            --             --            (1,840)
                                                                        -----------      -----------      ---------     -----------
            Net cash used in investing activities                           (11,579)            --             --           (11,579)
                                                                        -----------      -----------      ---------     -----------

Cash Flows from Financing Activities:
    Proceeds from long-term debt, related party                             150,000             --             --           150,000
    Proceeds from sales of common stock                                     247,000             --             --           247,000
                                                                        -----------      -----------      ---------     -----------
            Net cash provided by financing activities                       397,000             --             --           397,000
                                                                        -----------      -----------      ---------     -----------

Net Increase in Cash                                                         39,055             --             --            39,055

Cash, Beginning                                                                --               --             --              --
                                                                        -----------      -----------      ---------     -----------

Cash, Ending                                                            $    39,055      $      --        $    --       $    39,055
                                                                        ===========      ===========      =========     ===========
Non-Cash Investing and Financing Transactions:
    Officer compensation converted to contributed capital               $   150,000
                                                                        ===========
    Common shares issued for web site development services              $   288,000
                                                                        ===========
    Proceeds from sales of common stock remitted directly to
       web site developer                                               $    62,000
                                                                        ===========
    Equipment purchased from officer in exchange for debt               $    23,859
                                                                        ===========

                       See notes to financial statements.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             The Company was incorporated under the laws of the state of Florida on June 29, 1995 under the name RLN Realty Associates, Inc.

             Initially the Board authorized 7,500 shares of $1.00 par value common stock of which 5,000 shares were issued in exchange for services in 1996. On June 9, 1998, the Company filed amended Articles of Incorporation to change the par value to $.001 and increase the authorized number of shares of common stock to 50,000,000 shares. On June 9, 1998, the Board of Directors authorized a 200 for 1 stock split, which increased the issued and outstanding shares to 1,000,000.

             On March 1, 1999, the Articles of Incorporation were amended to reflect the change in corporate name to "Netmaximizer.com, Inc."

             On October 19, 1999, the Board of Directors authorized a 3 for 1 stock split, effective November 1, 1999, which increased the then issued and outstanding shares to 39,153,006.

             The effect of all these actions has been reflected retroactively in the accompanying financial statements.

         Business

             The Company is an Internet marketing and merchandising company that sells an array of products via an e-commerce site. The Company provides access to an e-commerce department stores primarily to members of affinity groups such as churches, schools and unions.

         Development Stage Enterprise

             As described above, the Company was incorporated on June 29, 1995, and, since that time, has been primarily involved in organizational activities, developing a strategic plan for the marketing of its products, and raising capital. Planned operations, as described above, have not commenced to any significant extent. Accordingly, the Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage enterprise.

         Use of Estimates

             The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and operations for the period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits risk.

         Fair Value of Financial Instruments

             The Company's financial instruments consist primarily of cash, accounts payable, and long-term debt with a related party. The carrying amounts of such financial instruments, as reflected in the balance sheet, approximate their estimated fair value as of December 31, 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

         Inventories

             Inventories, comprised primarily of consumer products held for sale, are stated at the lower of cost or market. Cost is determined on the first in-first out basis.

         Property and Equipment

             Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance which do not extend the lives of the respective assets are charged to expense as incurred. Major replacements or betterments are capitalized and depreciated over the remaining useful lives of the assets.

         Web Site Design

             Web site design includes costs incurred by the Company to develop the Company's web site. Pursuant to Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company has capitalized the costs incurred to develop the web site and is amortizing such costs over the estimated life of the web site, fourteen months (see Note 9).

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

             The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Revenue Recognition

             The Company recognizes revenue, including shipping and handling fees, when the merchandise is shipped to customers. Allowances for estimated returns are provided when sales are recorded.

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for 1999, 1998, and 1997 were not material.

         Stock-Based Compensation

             The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

             The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

         Net Loss Per Common Share

             The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share", which was adopted in 1997. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

             Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Net Loss Per Common Share (Continued)

             The Company's potentially issuable shares of common stock pursuant to outstanding stock options are excluded from the Company's diluted computation as their effect would be anti-dilutive.

         Recent Accounting Pronouncements

             In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

             In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal used software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company on January 1, 1999.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 2.  SUMMARY OF CERTAIN RISKS AND UNCERTAINTIES

         Governmental Regulation and Injunction

             The activities of the Company are governed by the Federal Trade Commission ("FTC"). In 1993, the FTC secured a permanent injunction against the Company's president (who is also a director and major stockholder), and other entities not related to the Company, enjoining them, directly or indirectly, from supplying travel-related services and products for use in telemarketing and from assisting in the telemarketing of any travel-related product or service.

             The injunction also states that, in connection with the advertising, promotion, marketing, distribution, offering for sale or sale of travel-related products or services, all named parties are permanently enjoined from participating in or assisting others that participate in (a) misrepresenting in any manner, any restriction, limitation or condition on any consumer's use of a travel-related product or service; (b) failing to disclose in writing any material fact regarding any such restriction; (c) misrepresenting the total cost any consumer must pay to use such travel-related product or service; and (d) misrepresenting the consumer's right to any refund. The injunction also restricts activities in connection with the use of travel-related products or services, whether as a premium or incentive or otherwise. Beginning November 4, 1999 and continuing to March 1, 2000, the Company offered airchecks and hotel vouchers as a premium or incentive to customers to promote the sale of products and, therefore, certain aspects of the Company's business could fall within the scope of the activities addressed in the injunction. As of March 1, 2000, the Company eliminated the use of travel-related incentives.

             The injunction gives the FTC the right to access during normal business hours the premises of any businesses which the Company's president is involved in, including the business of the Company. Until June 2000, the Company's president is required to disclose the existence and contents of the injunction to any of his employees, agents, independent contractors, distributors or sales persons engaged in the marketing, distribution or sale of any travel-related products or services or premiums or incentives.

             As a result of the injunction, it may be possible for the FTC to enforce the injunction against the Company if the FTC determined that the Company had violated the terms of the injunction by engaging in prohibited conduct.

         Going Concern Considerations

             The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore has generated virtually no revenue to date and has incurred a substantial net loss in 1999, primarily as the result of the issuance of certain stock options. Additionally, the Company is subject to the impacts, if any, of the injunction put in place by the FTC against the Company's president, as described above. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 2.  SUMMARY OF CERTAIN RISKS AND UNCERTAINTIES (Continued)

         Going Concern Considerations  (Continued)

             Management's plans with regard to these matters include the adoption of a business plan intended to address the Company's strategy for growth and expansion of the affinity group membership base, together with raising additional capital and/or debt financing (see Note 5).

             The eventual success of management's plans cannot be ascertained with any degree of certainty.

         Summary

             The accompanying financial statements do not include any adjustments that might result from the outcome of the risks and uncertainties described above.

NOTE 3.  WEB SITE DESIGN

         These costs consist of fees for a total of $350,000 paid to a consultant, which is owned or controlled by a major stockholder, as follows: $62,000 in cash and 56,655 shares of Company common stock valued at the market value of such stock on the date of issuance ($5.08 per share) or $288,000 (see Note 9). The web site was available for use on November 4, 1999, and the Company commenced amortizing the cost over the estimated useful life of fourteen months as of that date.

NOTE 4.  PROPERTY AND EQUIPMENT

                                                    Estimated
                                                  Useful Lives         1999
                                                  ------------         ----

         Furniture and Equipment                   5 - 7 years          $33,598
         Less accumulated depreciation                                    4,755
                                                                        $28,843

NOTE 5.  RELATED PARTY TRANSACTIONS

         Long-Term Debt, Related Party

             The Company issued a promissory note in the amount of $1,363,975 on February 8, 2000 to a stockholder in exchange for cash. This note bears interest at 9%, payable quarterly, with principal due February 7, 2003.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 5.  RELATED PARTY TRANSACTIONS (Continued)

         Long-Term Debt, Related Party (Continued)

             In connection with the promissory note, the Company issued warrants to purchase 681,987 shares of common stock at $15.00 per share, the market price of the Company's common stock on the date of issuance of the warrant. These warrants can be exercised at any time before February 7, 2003.

             As of December 31, 1999, the Company had received an advance of $150,000 against the total funds to be received in consideration for the promissory note. The balance of $1,213,975 proceeds of the note payable was received by February 8, 2000.

         Officer/Employee Compensation

             The officer/employees received no compensation for the period March-August 1999 other than stock options issued (see Note 7). Compensation expense was recorded in the amount of $150,000 for this period with a corresponding increase in additional paid-in capital. During the period September-December 1999, these officer/employees received $55,229 of cash compensation.

NOTE 6.  INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                             1999          1998       1997
                                                                             ----          ----       ----
         Tax provision at the statutory rate of 34%                     $ (2,035,000)      $(300)    $    -
         State income taxes, net of federal income tax                      (180,000)         --          -
         Change in valuation allowance                                    19,105,000         300          -
         Stock options not exercised                                     (16,890,000)         --          -
                                                                        ------------       -----     ------
                                                                        $        --        $  --     $    -
                                                                        ============       =====     ======

         The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets are as follows:

                                                                                                December 31,
                                                                                            1999            1998
                                                                                            ----            ----

          Benefit of net operating loss carryforwards                                 $     181,000       $ 2,000
          Stock options issued for services                                              18,924,000            --
          Less valuation allowance                                                      (19,105,000)       (2,000)
                                                                                      -------------       -------
             Net deferred tax asset                                                   $        --         $    --
                                                                                      =============       =======

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 6.  INCOME TAXES (Continued)

         At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $488,000, which are available to offset future federal taxable income, if any, through 2019.

         As of December 31, 1999 and 1998, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred in 1999. However, based upon the amount of the taxable loss incurred to March 19, 1999 (approximately $6,000), the Company estimates that no annual limitation will apply to the net operating loss carryforward existing as of that date.

NOTE 7.  STOCK OPTION PLAN

         In April 1999, the Board of Directors of the Company (the "Board") authorized the 1999 Employee Stock Option Plan (the "Stock Option Plan") for those employees, consultants, and advisors (the "Participants") of the Company who, in the judgment of the Administrator (defined below) are or will become responsible for the direction and financial success of the Company. The adoption of the Stock Option Plan was ratified by the stockholders on September 30, 1999. The purpose of the Stock Option Plan is to provide the Participants with an increased incentive to make significant contributions to the long-term performance and growth of the Company. Under the Stock Option Plan, the Participants may only receive awards of non-qualified stock options. A maximum of 2,603,200 shares of common stock are subject to the Stock Option Plan.

         The Stock Option Plan may be administered by the Board, or in the Board's sole discretion, by the Compensation Committee of the Board (the "Committee," and with the Board, the "Administrator") or such other committee as may be specified by the Board to perform the functions and duties of the Committee under the Stock Option Plan.

         The Participants in the Stock Option Plan may include officers and directors who are also employees of the Company.

         The exercise period for stock options and stock appreciation rights will be determined by the Administrator, but no stock option or stock appreciation right may be exercisable prior to the expiration of six months from the date of grant or after 10 years from the date of grant, subject to certain conditions and limitations.

         The Stock Option Plan may be abandoned or terminated at any time by the Board. Unless sooner terminated, the Stock Option Plan will terminate on the date ten years after its adoption by the Board. The termination of the Stock Option Plan will not affect the validity of any stock option, stock appreciation right, or restricted stock outstanding on the date of termination.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 7.  STOCK OPTION PLAN (Continued)

         The Company has issued options to purchase a total of 7,809,600 shares of common stock (3,631,296 to employees and 4,178,304 to consultants) out of the shares of common stock provided for in the Stock Option Plan, at an exercise price of $2.00 per share, the price at which the stock was trading as of the day of the grant of the options (giving effect to the stock splits described in Note 1). These options are for a term of five years and contain an anti-dilution provision. The options issued to employees were, among other things, in lieu of compensation for services provided during this organizational stage when no salary was paid to officer/employees prior to September 30, 1999 (see Note 5).

         Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options has been determined in accordance with the fair value based method prescribed in SFAS 123.

         The fair value of the options granted to consultants in 1999 has been recorded as a charge to operations in the accompanying financial statements over the period in which they vest. As of December 31, 1999, $964,972 has been reflected as deferred compensation, representing the unamortized portion of the options which vest in October 2000, and is presented as a reduction of stockholders' equity.

         The Company estimates the fair value of each stock option at the grant date by using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1999 (no options were granted prior to 1999); no dividend yield; an expected life of five years; 100% expected volatility, and 6.00% risk free interest rate.

         The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, the actual results can vary significantly from estimated results.

         Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been adjusted in connection with options issued to employees to the pro forma amounts indicated below:

                                                                            1999            1998        1997
                                                                            ----            ----        ----
          Net loss:
             As reported                                               $  (6,135,904)      $(900)     $    --
             Pro forma                                                   (11,607,000)      $(900)          --

          Loss per share - basic and diluted:
             As reported                                                       $(.16)      $  --      $    --
             Pro forma                                                         $(.30)      $  --      $    --


                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 7.  STOCK OPTION PLAN (Continued)

         A summary of the status of options under this plan and additional options, granted outside of the plan (if any), as of December 31, 1999 and changes during the year ended on that date are presented below:

                                                                                                         Weighted
                                                                                                         Average
                                                                                                         Exercise
                                                                                          Shares          Price
                                                                                          ------          -----
          Balance, January 1, 1999                                                               0         $0.00
          Options granted                                                                7,809,600          2.00
          Options exercised                                                                      0          0.00
          Options expired                                                                        0          0.00
                                                                                         ---------         -----
          Balance, December 31, 1999                                                     7,809,600         $2.00
                                                                                         =========         =====

          Options granted during the period at exercise prices which equal market price of stock at date of grant:
                Weighted average exercise price                                          7,809,600         $2.00
                Weighted average fair value                                              7,809,600         $2.00
                                                                                         =========         =====

         Note: No options were granted prior to 1999.

         The following table summarizes information about options under the plan which are outstanding at December 31, 1999 after giving effect to the November 1, 1999 stock split:

                                               Options Outstanding                        Options Exercisable
                                    Number           Weighted                            Number
                                 Outstanding         Average          Weighted        Exercisable       Weighted
               Range of               at            Remaining          Average             at           Average
               Exercise          December 31,      Contractual        Exercise        December 31,      Exercise
                Prices               1999              Life             Price             1999           Price
                ------               ----              ----             -----             ----           -----
                $2.00              7,809,600           4.5               $2.00            7,061,592        $2.00

         7,061,592 options vested on October 1, 1999; the remainder vest October 1, 2000.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         Operating Leases

             The Company leases operating facilities under one year operating leases expiring September 2000 through February 2001. Monthly rent expense, including cost reimbursements, aggregates approximately $12,000 per month.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

             The Company leases equipment under an operating lease which expires December 2000. Monthly payments are approximately $1,200.

             Beginning February 2000, the Company leased warehouse space from the entity which serves as the purchasing agent for the Company. The lease expires January 31, 2001, but may be extended for an additional twelve months. The monthly rent is $5,000.

             The future minimum lease payments pursuant to these leases are as follows:

             Year ending December 31:
                2000                                              $186,000
                2001                                                14,000
                                                                  --------
                                                                  $200,000
                                                                  ========

         Merchant Service Agreement

             In connection with the hosting of its interactive on-line store, the Company entered into a Yahoo! Store Merchant Service Agreement ("YSMA"). In exchange for a monthly fee, Yahoo! grants the Company a non-exclusive license to use its Yahoo! store software which enables the Company to process its on-line e-commerce transactions. The YSMA, among other things, is for a term of ninety days, automatically renews, and may be terminated by either party with thirty days notice.

         Fulfillment Provider

             In the ordinary course of business, the Company has established an arrangement with a fulfillment and warehouse provider. This provider maintains custody of the products purchased by the Company and ships the products to the ultimate consumer once they are ordered. No written contract exists between the Company and this fulfillment provider for these services. The Company pays $2,000 per month plus a per product fee ranging from $.50 to $1.00 for these services. Effective March, 2000, the Company ceased using this provider and began doing fulfillment in-house.

         Affinity Group Agreements

             The Company has entered into agreements with certain affinity groups such as churches, schools and unions whereby the Company has agreed to pay a commission to the group of 15% of the purchase price of products purchased as defined. In addition, the Company agreed to pay $.30 per free product, as defined. Each agreement is cancelable without notice by either party.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         Merchant Banking Agreement

             In April, 1999, the Company entered into an agreement with a banking institution for the processing and collection of credit card transactions. The agreement defines, among other things, various fees and chargebacks, which may be applicable to the Company, and requires that a merchant reserve account be established to cover potential chargebacks or other loss resulting from transactions deposited into the merchant account. As of December 31, 1999, the Company had established a reserve account of $683. The agreement may be terminated by either party with thirty days notice.

         Non-Exclusive Purchasing Agent Agreement

             The Company has entered into an agreement, commencing March 14, 2000, with an unrelated party to act as the Company's purchasing agent. The purchasing agent will receive a fee per unit purchased ranging from $.50 to $1.00 determined by the cost of the units purchased. The agreement may be canceled by either party.

NOTE 9.  COMMON STOCK

         During March 1999, the Company raised capital through two private placements of equity securities. The private placements of equity securities were exempt from registration in reliance on Rule 504 under Regulation D promulgated under the Securities Act of 1933. The common stock was offered by the Company without the services of a placement agent.

         These sales of common stock resulted in the following: 36,000,000 shares were issued at $.001 per share for proceeds of $12,000; and 48,000 shares were issued at $1.08 per share for proceeds of $50,000. The combined proceeds of $62,000 were remitted directly to the consultant for web site design by the investors.

         On September 27, 1999, the Company issued 3,510 shares of common stock for proceeds of $17,000.

         On September 30, 1999, the Company issued 39,345 shares of common stock for proceeds of $200,000.

         On September 30, 1999, the Company issued 56,655 shares of common stock pursuant to an agreement with the web site design consultant in payment for web site development services of $288,000.

         On October 20, 1999, the Company issued 5,496 shares of common stock for proceeds of $30,000.