Form 10-Q
period 2000-03-31
NETMAXIMIZER COM INC
filed 2000-05-18
CIK 1082275

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                           Commission File No. 0-28407
                                               -------

                             NETMAXIMIZER.COM, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

            FLORIDA                                           65-0907899
            -------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)



           4400 North Federal Highway, Suite 307, Boca Raton, FL 33431
           -----------------------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)

                                 (561) 447-9330
                                 --------------
               Registrant's telephone number, including area code)


          -------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---   ---

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as May 15, 2000 was 39,153,006.

                             NETMAXIMIZER.COM, INC.

                                      INDEX


                                                                                                                 Page
                                                                                                                 ----
Facing Sheet........................................................................                          Cover Page
Index...............................................................................                                1
Part I - Financial Information                                                                                      2
      Item 1. Financial Statements
         Condensed Balance Sheets
            March 31,2000 and Decemer 31, 1999......................................                                3
         Condensed Statements of Operations
            Three months ended March 31, 2000 and March 31, 1999
            and cumulative from inception...........................................                                4
         Condensed Statements of Cash Flows
            Three months ended March 31, 2000 and March 31, 1999
            and cumulative from inception...........................................                                5
         Notes to Condensed Financial Statements....................................                             6-10
      Item 2.  Management's  Discussion  and  Analysis of Financial
               Conditions and Results of Operations.................................                            11-13
      Item 3. Quantitative and Qualitative Disclosures about Market Risk............
Part II - Other Information
      Item 1. Legal Proceedings.....................................................                               14
      Item 3. Defaults Upon Senior Securities.......................................                               14
      Item 4. Submission of Matters to a Vote of Security Holders...................                               14
      Item 5. Other Information.....................................................                               14
      Item 6. Exhibits and Reports on Form 8-K......................................                               14
Signature...........................................................................                               16

PART I - FINANCIAL INFORMATION

This Form 10-Q contains various forward-looking statements and information, including under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to obtain needed inventory financing on acceptable terms and to manage inventory, to meet potential increases or decreases in demand, potential adverse customer reactions to delivery delays including effects on existing and future orders; competitive practices in the e-commerce industries, changing consumer preferences and risks associated with consumer acceptance of doing business on the Internet, potential delays or production problems associated with foreign sourcing of products and the impact of pricing policies including providing premiums, discounts and allowances, reliance on affinity groups, the ability of the Company to meet existing financial obligations, and the Company's ability to obtain additional capital to meet cash flow and working capital needs and to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Registration Statement on Form 10 filed under the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.     Financial Statements

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                                                    March 31,          December 31,
                                     ASSETS                                                           2000                1999
                                     ------                                                           ----                ----
                                                                                                  (Unaudited)
Current Assets:
    Cash, including restricted cash of $912 and $683                                             $   202,295            $    39,055
    Inventories                                                                                      179,860                 29,866
    Prepaid expenses                                                                                  39,627                     --
                                                                                                 -----------            -----------

      Total current assets                                                                           421,782                 68,941

Property and Equipment                                                                                76,672
                                                                                                                             28,843

Web Site Design, Net                                                                                 555,000                300,000

Other Assets                                                                                          24,892                 17,343
                                                                                                 -----------            -----------

      Total assets                                                                               $ 1,078,346            $   415,127
                                                                                                 ===========            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

Current Liabilities:
    Accounts payable and accrued liabilities                                                     $   172,144            $   123,790
    Due to officer/stockholder                                                                        29,323                 27,820
    Note payable, other                                                                               15,422                     --
                                                                                                 -----------            -----------
      Total current liabilities                                                                      216,889                151,610
                                                                                                 -----------            -----------

Long-Term Debt:
    Note payable, stockholder                                                                         74,110                150,000
                                                                                                 -----------            -----------

Commitments, Contingencies  and Subsequent Events                                                         --                     --

Stockholders' Equity (Deficiency):
    Common stock, $.001 par value; 75,000,000 shares authorized;
      39,153,006 shares issued and outstanding                                                        39,153                 39,153
    Additional paid-in capital                                                                     8,515,115              7,181,140
    Deficit accumulated during the development stage                                              (7,123,606)            (6,141,804)
    Deferred compensation                                                                          (643,315)              (964,972)
                                                                                                 -----------            -----------
      Total stockholders' equity (deficiency)                                                        787,347                113,517
                                                                                                 -----------            -----------

      Total liabilities and stockholders' equity (deficiency)                                    $ 1,078,346            $   415,127
                                                                                                 ===========            ===========

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                    Three Months
                                                                                   Ended March 31,                       Cumulative
                                                                                  ---------------                           from
                                                                             2000                  1999                   Inception
                                                                             ----                  ----                  ---------
                                                                          (Unaudited)                                    (Unaudited)
Revenue                                                                $      4,283            $         --            $     19,285

Direct Costs                                                                  4,445                      --                  14,005
                                                                       ------------            ------------            ------------
Gross Margin                                                                   (162)                     --                   5,280
                                                                       ------------            ------------            ------------

General and Administrative Expenses:
    Stock options issued for services                                       321,657                      --               5,824,978
    Officer compensation                                                     81,000                      --                 286,299
    Other                                                                   578,983                   4,069               1,017,609
                                                                       ------------            ------------            ------------
                                                                            981,640                   4,069               7,128,886
                                                                       ------------            ------------            ------------


Net Loss                                                               $   (981,802)           $     (4,069)           $ (7,123,606)
                                                                       ============            ============            ============


Net Loss Per Share - Basic and Diluted                                 $      (0.03)           $         --
                                                                       =============           =============


Weighted Average Shares Outstanding                                      39,153,006               3,000,000
                                                                       ============             ===========


                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                           Three Months
                                                                                           Ended March 31,              Cumulative
                                                                                           ---------------                from
                                                                                         2000            1999           Inception
                                                                                         ----            ----           ---------
                                                                                     (Unaudited)                        (Unaudited)
Cash Flows from Operating Activities:
    Net loss                                                                        $  (981,802)      $    (4,069)      $(7,123,606)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                                  152,008                --           206,763
         Officer compensation                                                                --                --           150,000
         Options granted for services                                                   321,657                --         5,824,978
         Common stock issued for services                                                    --                --             5,000
    Changes in operating assets and liabilities:
      Inventories                                                                      (149,974)               --          (179,860)
      Prepaid expenses                                                                  (39,627)               --           (39,627)
      Other assets                                                                       (7,549)               --           (24,892)
      Accounts payable                                                                   48,354                --           172,144
                                                                                    -----------       -----------       -----------

             Net cash used in operating activities                                     (656,933)           (4,069)       (1,009,100)
                                                                                    -----------       -----------       -----------

Cash Flows from Investing Activities:
    Expenditures for property and equipment                                             (34,933)               --           (44,672)
    Web site design costs                                                              (330,000)               --          (330,000)
    Other                                                                                 1,503             4,069             5,464
                                                                                    -----------       -----------       -----------
             Net cash provided by (used in) investing activities                       (363,430)            4,069          (369,208)
                                                                                    -----------       -----------       -----------

Cash Flows from Financing Activities:
    Proceeds from long-term debt, related party                                       1,183,975                --         1,333,975

    Proceeds from sales of common stock                                                      --                --           247,000
    Repayments on long-term debt                                                           (372)               --              (372)
                                                                                    -----------       -----------       -----------

             Net cash provided by financing activities                                1,183,603                --         1,580,603
                                                                                    -----------       -----------       -----------


Net Increase in Cash                                                                    163,240                --           202,295
                                                                                    ===========       ===========       ===========

Cash, Beginning                                                                          39,055                --                --
                                                                                    -----------       -----------       -----------

Cash, Ending                                                                        $   202,295       $        --       $   202,295
                                                                                    ===========       ===========       ===========

Non-Cash Investing and Financing Transactions:
    Equipment purchased in exchange for debt                                        $    15,794
                                                                                    ===========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

             The condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 1999 financial statements stated that "... the Company's recurring losses from operations and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

             The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

             On April 10, 2000, the Articles of Incorporation were amended increasing the total number of shares that the Company may issue to 77,000,000, consisting of 75,000,000 shares of common stock, par value $.001 per share and 2,000,000 shares of "blank check" preferred stock, par value $.001 per share.

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

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Net Loss Per Common Share

             The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

             Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

             The Company's potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company's diluted computation as their effect would be anti-dilutive.


NOTE 2.  WEB SITE DESIGN

         These costs consist of fees for a total of $680,000 paid to a consultant, which is owned or controlled by a major stockholder, as follows: $392,000 to be paid in cash and 56,655 shares of Company common stock valued at the market value of such stock on the date of issuance ($5.08 per share) or $288,000 (see Note 9). As of March 31, 2000, $50,000 of the amount due is accrued but unpaid. Phase one of the web site was available for use on November 4, 1999, and the Company commenced amortizing the cost of phase one ($350,000) over an estimated useful life of fourteen months as of that date. Phase two of the web site has not been placed in service as of March 31, 2000 and, as a result, is not being amortized. The Company will commence amortizing those costs when phase two is placed in service.

         As of March 31, 2000:
                                            Phase One    Phase Two       Total
                                            ---------    ---------       -----

Cost                                        $350,000      $330,000      $680,000
Accumulated amortization                     125,000            --       125,000
                                            --------      --------      --------

Unamortized  cost                           $225,000      $330,000      $550,000
                                            ========      ========      ========

NOTE 3.  RELATED PARTY TRANSACTIONS

         Long-Term Debt, Related Party

             The Company issued a promissory note in the amount of $1,333,975 on February 8, 2000 to a stockholder in exchange for cash. This note bears interest at 9%, payable quarterly, with principal due February 7, 2003. As of December 31, 1999, the Company had received an advance of $150,000 against the total funds to be received in consideration for the promissory note. The balance of $1,183,975 proceeds of the note payable was received by February 8, 2000.

             In connection with the promissory note, the Company issued warrants to purchase 681,987 shares of common stock at $15.00 per share, the market price of the Company's common stock on the date of issuance of the warrant. These warrants can be exercised at any time before February 7, 2003.

             The Company estimated the fair value of the warrants issued in connection with the debt at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions; no dividend yield; an expected life of three years; 100% expected volatility; and 6.00% risk free interest rate.

             The total estimated fair value of the warrants exceeded the face amount of the debt. As a result, the Company recorded a discount in the amount of the face value of the note ($1,333,975) and is amortizing this discount as additional costs of financing over the term of the promissory note, three years.

             Promissory note                                     $1,333,975
             Unamortized discount                                 1,259,865
                                                                 ----------
                                                                 $   74,110
                                                                 ==========

NOTE 4.  STOCK OPTION PLAN

         The Company has issued options to purchase a total of 7,809,600 shares of common stock (3,631,296 to employees and 4,178,304 to consultants) out of the shares of common stock provided for in the 1999 Employee Stock Option Plan, at an exercise price of $2.00 per share, the price at which the stock was trading as of the day of the grant of the options (giving effect to the stock splits described in Note 1). These options are for a term of five years and contain an anti-dilution provision.

         The fair value of the options granted to consultants in 1999 has been recorded as a charge to operations in the accompanying financial statements over the period in which they vest. As of March 31, 2000, $643,315 remains reflected as deferred compensation, representing the unamortized portion of the options which vest in October 2000.

         The following table summarizes information about options under the plan which are outstanding at March 31, 2000.

                                               Options Outstanding                        Options Exercisable
                                               -------------------                        -------------------
                                    Number           Weighted                            Number
                                 Outstanding         Average          Weighted        Exercisable       Weighted
               Range of               at            Remaining          Average             at           Average
               Exercise           March 31,        Contractual        Exercise         March 31,        Exercise
                Prices               2000              Life             Price             2000           Price
                ------               ----              ----             -----             ----           -----
                $2.00              7,809,600           4.5               $2.00            7,061,592        $2.00
                =====              =========           ===               =====            =========        =====

7,061,592 options vested on October 1, 1999; the remainder vest October 1, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                              Results of Operations

We are a development stage company. As of March 31, 2000, the Company was primarily involved in organizational activities, developing a strategic plan and raising capital. Full operations, as defined by our strategic plan, have not commenced. Prior to March 1999, we had no active business operations and therefore, no material or substantive transactions or results of operations. As a result, no meaningful comparison can be made between our present operations and our operations during the years ended December 31, 1994 to December 31, 1998.

          Three Months Ended March 31, 2000 Compared to March 31, 1999

Our total assets were approximately $1,078,000 at March 31, 2000, compared with $415,000 at December 31, 1999. During the first three months of 1999 our assets increased from $900 to $10,000 as the result of the cash we raised through a private placement. The increase in assets during the first three months of calendar year 2000 of approximately $663,000 was primarily attributable to our beginning to purchase inventories in anticipation of the opening of the Store to the members of affinity groups and our further development of our web site. In addition, we purchased equipment and made leasehold improvements in connection with our commitment to create our own fulfillment center. Finally, we made some prepayments against commission arrangements we have with some of our sales representatives. Our cash and short-term investments were approximately $202,000 at March 31, 2000, compared with $39,000 at December 31, 1999. Our current liabilities were approximately $217,000 at March 31, 2000 compared with $152,000 at December 31, 1999. This increase was principally the result of operating costs.

For the three months ended March 31, 2000, we had revenue from operations of approximately $4,300. During the three months ended March 31, 1999, we had no active business operations. As a result, we had no material transactions or results of operations that require a comparison to our operations during the three-month period ended March 31, 1999.

During the three months ended March 31, 2000 we incurred general and administrative expenses of approximately $982,000 as compared to approximately $4,000 for the three months ended March 31, 1999. This increase was due primarily to the commencement of operations and the beginning of developing an infrastructure to operate the business pursuant to our business plan. The components of the expenses of approximately $982,000 are as follows: payroll, casual labor and related benefits $205,000; professional fees $93,000; commissions $36,000; consulting fees $34,000; rent $37,000; telephone $17,000; office supplies $14,000; travel $11,000; advertising $7,000; depreciation $3,000; equipment lease expense $6,000; insurance costs $6,000; marketing costs $5,000; warehouse supplies $6,000; other operating costs $13,000; interest on promissory notes $18,000; amortization of web site design costs $75,000; amortization of warrant costs in connection with promissory notes $74,000; and deferred compensation expense in connection with employee stock options $322,000.

                         Liquidity and Capital Resources

During the period December 1, 1999, through March 31, 2000, we raised an aggregate of $1,333,975 in a financing transaction described below that was begun on December 1, 1999 and completed on February 8, 2000. We received approximately $4,300 in cash from our operations during the three month period ending March 31, 2000. During this same three-month period ending March 31, 2000, we have used net cash of approximately $657,000 in operations primarily as a result of operating losses and a build up of inventory. In addition we have incurred costs of $330,000 in connection with phase two of our web site design.

As of March 31, 2000, we had approximately $202,000 in cash. We intend to raise additional capital through additional sales of unregistered shares of our common stock conducted under exemptions provided by the Securities Act or by the rules of the SEC. We also intend to fund a portion of our inventory expansion by using lines of credit, which may be secured by such inventory. There can be no assurance that we will be able to raise additional capital or obtain line-of-credit financing on favorable terms and in the time required. If we are unable to meet the requirements necessary to finance our inventory expansion, our implementation plans could be severely and adversely impacted, and it is questionable whether we could continue as a going concern.

During the three-month period ended March 31, 2000, we committed approximately $51,000 for office equipment and computer servers, warehouse equipment and leasehold improvements, approximately $16,000 of which was financed by debt.

We anticipate that our cash requirements will increase during calendar year 2000 as a result of salaries, professional fees and related expenses associated with the anticipated expansion of our operations. There can be no assurance that our actual expenditures for such periods will not exceed our estimated operating budget. Actual expenditures will depend upon a number of factors, some of which are beyond our control, including, among other things, clearing of comments by the SEC staff regarding this registration statement, reliability of the assumptions of management in estimating cost and timing, and the time expended by professionals and consultants and fees associated therewith.

                                Recent Financing

         On February 8, 2000, we concluded a $1.3+ Million in a financing transaction with Monavia, Limited, a corporation organized and legally existing under the laws of the Isle of Man. Monavia received our non-negotiable, 9% promissory note due February 7, 2003 plus a three-year warrant to purchase 681,987 shares of our common stock at an exercise price of $15.00 per share (the market price on the date of the warrant).


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      None.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

      None.

Item 3.    Defaults Upon Senior Securities

      None.

Item 4.    Submission of Matters to a Vote of Security Holders

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

Item 5.  Other Information

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

Item 6.  Exhibits and Reports on Form 8-K

      (a) Index and Exhibits

Exhibit No.       Description

27                Financial Data Schedule.

      (b)The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

           None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated:      May 18, 2000

                                 NETMAXIMIZER.COM, INC.


                                 /s/  David Saltrelli
                                 ---------------------------
                                 David Saltrelli
                                 President