Form 10-Q
period 2000-06-30
NETMAXIMIZER COM INC
filed 2000-08-15
CIK 1082275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                           Commission File No. 0-28407
                                               -------

                             NETMAXIMIZER.COM, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                   65-0907899
             -------                                   ----------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification Number)


        4400 North Federal Highway, Suite 307, Boca Raton, FL      33431
        -----------------------------------------------------    ---------
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

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as August 11, 2000 was 39,153,006.

                             NETMAXIMIZER.COM, INC.

                                      INDEX


                                                                                                                 Page
                                                                                                          -------------------
Facing Sheet........................................................................                          Cover Page

Index...............................................................................                              1

Part I - Financial Information                                                                                    2
      Item 1. Financial Statements
              Condensed Balance Sheets
              March 31, 2000 and December 31, 1999..................................                              3

         Condensed Statements of Operations
              Three  months  ended March 31, 2000 and March 31, 1999 and  cumulative
              from inception........................................................                              4

         Condensed Statements of Cash Flows
              Three  months  ended March 31, 2000 and March 31, 1999 and  cumulative
              from inception........................................................                              5

         Notes to Condensed Financial Statements....................................                              6-10

      Item 2.  Management's  Discussion  and  Analysis of Financial  Conditions  and

      Item 3. Quantitative and Qualitative Disclosures about Market Risk............                              14

Part II - Other Information

      Item 1. Legal Proceedings.....................................................                              14

      Item 3. Defaults Upon Senior Securities.......................................                              14

      Item 4. Submission of Matters to a Vote of Security Holders...................                              14

      Item 5. Other Information.....................................................                              14

      Item 6. Exhibits and Reports on Form 8-K......................................                              14

Signature...........................................................................                              15

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

Item 1.     Financial Statements

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                                                    June 30,            December 31,
                                              ASSETS                                                  2000                  1999
                                              ------                                                  ----                  ----
Current Assets:
  Cash, including restricted cash of $1,122 and $683                                              $    29,719           $    39,055
  Inventories                                                                                         171,378                29,886
  Prepaid expenses                                                                                    151,237                    --
                                                                                                  -----------           -----------
   Total current assets                                                                               352,334                68,941

Property and Equipment                                                                                 76,709                28,843
Web Site Design, Net                                                                                  480,021               300,000
Other Assets                                                                                           25,177                17,343
                                                                                                  -----------           -----------

   Total assets                                                                                   $   934,241           $   415,127
                                                                                                  ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                   -------------------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities                                                        $   461,711           $   123,790
  Due to officer/stockholder                                                                           26,467                27,820
  Note payable, other                                                                                  15,422                    --
                                                                                                  -----------           -----------
   Total current liabilities                                                                          503,600               151,610
                                                                                                  -----------           -----------

Long-Term Debt:
  Note payable, stockholder                                                                           385,275               150,000
                                                                                                  -----------           -----------

Commitments, Contingencies  and Subsequent Events                                                          --                    --

Stockholders' Equity:
  Common stock, $.001 par value; 75,000,000 shares authorized;
   39,153,006 shares issued and outstanding                                                            39,153                39,153
  Additional paid-in capital                                                                        8,515,115             7,181,140
  Deficit accumulated during the development stage                                                 (8,187,244)           (6,141,804)
  Deferred  compensation                                                                             (321,658)             (964,972)
                                                                                                  -----------           -----------
   Total stockholders' equity                                                                          45,366               113,517
                                                                                                  -----------           -----------

   Total liabilities and stockholders' equity (deficiency)                                        $   934,241           $   415,127
                                                                                                  ===========           ===========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                                                          Three Months                      Six Months                Cumulative
                                                         Ended June 30,                   Ended June 30,                 from
                                                         --------------                   --------------
                                                       2000            1999             2000            1999           Inception
                                                       ----            ----             ----            ----           ---------
                                                           (Unaudited)                      (Unaudited)               (Unaudited)
Revenue                                                $      5,055    $         --    $      9,338              --    $     24,340

Direct Costs                                                  3,339              --           7,784              --          17,344
                                                       ------------    ------------    ------------    ------------    ------------
                                                              1,716              --           1,554              --           6,996
                                                       ------------    ------------    ------------    ------------    ------------
Gross Margin


General and Administrative Expenses:
          Stock options issued for services                 321,657              --         643,314              --       6,146,635
          Officer compensation                               82,210              --         163,210              --         368,509
          Other                                             661,487           2,987       1,113,794           7,056       1,679,096
                                                       ------------    ------------    ------------    ------------    ------------
                                                          1,065,354           2,987       1,920,318           7,056       8,194,240
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss                                               $ (1,063,638)   $     (2,987)   $ (1,918,764)   $     (7,056)   $ (8,187,244)
                                                       ============    ============    ============    ============    ============

Net Loss Per Share - Basic and Diluted                 $      (0.03)   $         --    $      (0.05)   $         --
                                                       ============    ============    ============    ============

Weighted Average Shares Outstanding                      39,153,006       3,000,000      39,153,006       3,000,000
                                                       ============    ============    ============    ============


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                Three Months                   Six Months
                                                                Ended June 30,                Ended June 30,         Cumulative
                                                                --------------                --------------            from
                                                             2000           1999           2000            1999       Inception
                                                          -----------    -----------    -----------    -----------    -----------
                                                                       (Unaudited)               (Unaudited)          (Unaudited)
Cash Flows from Operating Activities:
 Net loss                                                 $(1,063,638)   $    (2,987)   $(1,918,764)   $    (7,056)   $(8,187,244)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                           189,736             --        156,469             --        396,499
      Officer compensation                                         --             --             --             --        150,000
      Options granted for services                            321,657             --        643,314             --      6,146,635
      Common stock issued for services                             --             --             --             --          5,000
 Changes in operating assets and liabilities:
   Inventories                                                  8,482             --       (141,492)            --       (171,378)
   Prepaid expenses                                          (111,610)            --        (39,627)            --       (151,237)
   Other assets                                                  (285)            --         (7,834)            --        (25,177)
   Accounts payable and accrued liabilities                   289,567             --        337,519             --        461,711
                                                          -----------    -----------    -----------    -----------    -----------
        Net cash used in operating activities                (366,091)        (2,987)      (970,415)        (7,056)    (1,375,191)
                                                          -----------    -----------    -----------    -----------    -----------

Cash Flows from Investing Activities:
 Expenditures for property and equipment                       (3,629)            --        (38,562)            --        (48,301)
 Web site design costs                                             --             --       (330,000)            --       (330,000)
 Other                                                         (2,856)         2,987          1,353          4,069          2,608
                                                          -----------    -----------    -----------    -----------    -----------

         Net cash provided by (used in)
         investing activities                                  (6,485)         2,987       (367,209)         4,069       (375,693)
                                                          -----------    -----------    -----------    -----------    -----------


Cash Flows from Financing Activities:
 Proceeds from long-term debt, related party                  200,000             --      1,183,975             --      1,533,975
 Proceeds from sales of common stock                               --             --             --             --        247,000
 Repayments on long-term debt                                      --             --           (372)            --           (372)
                                                          -----------    -----------    -----------    -----------    -----------
        Net cash provided by financing activities             200,000             --      1,183,603             --      1,780,603
                                                          -----------    -----------    -----------    -----------    -----------

Net Increase (Decrease) in Cash                              (172,576)            --       (154,021)        (2,987)        29,719

Cash, Beginning                                               202,295             --         39,055             --             --
                                                          -----------    -----------    -----------    -----------    -----------
Cash, Ending                                              $    29,719    $        --    $  (114,966)        (2,987)   $    29,719
                                                          ===========    ===========    ===========    ===========    ===========

Non-Cash Investing and Financing Transactions:
 Equipment purchased in exchange for debt                                               $    15,794
                                                                                        ===========

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES


         Basis of Presentation

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 2.  WEB SITE DESIGN

         These costs consist of fees for a total of $680,000 paid to a consultant, which is owned or controlled by a major stockholder, as follows: $392,000 to be paid in cash and 56,655 shares of Company common stock valued at the market value of such stock on the date of issuance ($5.08 per share) or $288,000 (see Note 9). As of March 31, 2000, $50,000 of the amount due is accrued but unpaid. Phase one of the web site was available for use on November 4, 1999, and the Company commenced amortizing the cost of phase one ($350,000) over an estimated useful life of fourteen months as of that date. Phase two of the web site has not been placed in service as of June 30, 2000 and, as a result, is not being amortized. The Company will commence amortizing those costs when phase two is placed in service.

         As of June 30, 2000:
                                             Phase One    Phase Two      Total
                                             ---------    ---------      -----

             Cost                            $350,000     $330,000     $680,000
             Accumulated amortization         199,979            -      199,979
                                             --------     --------     --------

             Unamortized  cost               $150,021     $330,000     $480,021
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

             Promissory note                                       $1,333,975
             Unamortized discount                                   1,259,865
                                                                   ----------
                                                                   $   74,110
                                                                   ==========
         Subsequent Event

             The Company issued a promissory note in the amount of $646,964 on July 21, 2000 to a stockholder in exchange for cash. This note bears interest at 9%, payable quarterly, with principal due July 20, 2003. As of June 30, 2000, the Company had received an advance of $200,000 against the total funds to be received in consideration for the promissory note. The balance of $446,964 proceeds of the note payable was received by July 21, 2000.

             In connection with the promissory note, the Company issued warrants to purchase 321,932 shares of common stock at $16.50 per share, the market price of the Company's common stock on the date of issuance of the warrant. These warrants can be exercised at any time before July 21, 2005.

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

         The fair value of the options granted to consultants in 1999 has been recorded as a charge to operations in the accompanying financial statements over the period in which they vest. As of June 30, 2000, $321,658 remains reflected as deferred compensation, representing the unamortized portion of the options which vest in October 2000.

         The following table summarizes information about options under the plan which are outstanding at June 30, 2000.

                                               Options Outstanding                        Options Exercisable
                                    Number           Weighted                            Number
                                 Outstanding         Average          Weighted        Exercisable       Weighted
               Range of               at            Remaining          Average             at           Average
               Exercise            June 30,        Contractual        Exercise          June 30,        Exercise
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

                    Material Changes in Results of Operations

We are a development stage company. As of June 30, 2000, the Company was primarily involved in organizational activities, developing a strategic plan and raising capital. Full operations, as defined by our strategic plan, have not commenced. Prior to June 1999, we had no active business operations and therefore, no material or substantive transactions or results of operations. As a result, no meaningful comparison can be made between our present operations and our operations during the years ended December 31, 1994 to December 31, 1998.

                     Material Changes in Financial Condition

Our total assets were approximately $934,000 at June 30, 2000, compared with $415,000 at December 31, 1999, and $1,078,000 at March 31, 2000. The increase in assets during the first three months of calendar year 2000 of approximately $663,000 was primarily attributable to our beginning to purchase inventories in anticipation of the opening of the Store to the members of affinity groups and our further development of our web site. In addition, we purchased equipment and made leasehold improvements in connection with our commitment to create our own fulfillment center. During this second quarter, our inventory, property and equipment have remained relatively constant. Most of the decline in total assets as of June 30, 2000 compared with March 31, 2000 is attributed to amoritization of our web site design. We have increased our prepaid expenses by: (i) paying $59,000 toward development of a comprehensive, on-line Power Point(TM) presentation, and (ii) continuing prepayments against commission arrangements we have with some of our sales representatives. The combined effect was to reduce our cash account. Our cash and short-term investments were approximately $30,000 at June 30, 2000, compared with $39,000 at December 31, 1999 and $202,000 at March 31, 2000. Our current liabilities were approximately $504,000 at June 30, 2000, compared with $152,000 at December 31, 1999 and $217,000 at March 31, 2000. This increase was principally the result of operating costs.

For the six months ended June 30, 2000, we had revenue from operations of $9,338, $5,055 during the second quarter and $4,283 during the first quarter. During the six months ended June 30, 1999, we had no active business operations. As a result, we had no material transactions or results of operations that require a comparison to our operations during the six-month period ended June 30, 1999. Because we have not begun actual operations as of this date, we consider these revenue numbers to be immaterial.

During the six months ended June 30, 2000 we incurred general and administrative expenses of approximately $1,920,000 as compared to approximately $7,000 for the six months ended June 30, 1999. This increase was due primarily to the development of an infrastructure to operate the business pursuant to our business plan. The components of the expenses of approximately $1,920,000 are as follows: payroll, casual labor and related benefits $404,000; professional fees $185,000; commissions $66,000; consulting fees $69,000; rent $83,000; interest on promissory notes $50,000; amortization of web site design costs $150,000; and deferred compensation expense in connection with employee stock options $643,000; telephone $44,000; office supplies $18,000; travel $44,000;
advertising $7,000; depreciation $6,000; equipment lease expense $11,000; insurance costs $19,000; marketing costs $62,000; warehouse supplies $7,000; other operating costs $52,000. There was a material change to travel expense between the first and second quarter. This is attributed to development and implementation of a European Tour designed to respond to inquiries from European-based investors and affinity groups.



                         Liquidity and Capital Resources

During the period December 1, 1999, through March 31, 2000, we raised an aggregate of $1,333,975 in a financing transaction described below that was begun on December 1, 1999 and completed on February 8, 2000. We received approximately $9,300 in cash from our operations during the six month period ending June 30, 2000. During this same six-month period ending June 30, 2000, we have used net cash of approximately $970,000 in operations primarily as a result of operating losses and a build up of inventory. In addition we have incurred costs of $330,000 in connection with phase two of our web site design.

As of June 30, 2000, we had approximately $30,000 in cash. We intend to raise additional capital through additional sales of unregistered shares of our common stock conducted under exemptions provided by the Securities Act or by the rules of the SEC. We also intend to fund a portion of our inventory expansion by using lines of credit, which may be secured by such inventory. There can be no assurance that we will be able to raise additional capital or obtain line-of-credit financing on favorable terms and in the time required. If we are unable to meet the requirements necessary to finance our inventory expansion, our implementation plans could be severely and adversely impacted, and it is questionable whether we could continue as a going concern.

We anticipate that our cash requirements will continue to increase during the remainder of calendar year 2000 as a result of salaries, professional fees and related expenses associated with the anticipated expansion of our operations. There can be no assurance that our actual expenditures for such periods will not exceed our estimated operating budget. Actual expenditures will depend upon a number of factors, some of which are beyond our control, including, among other things, reliability of the assumptions of management in estimating costs and timing, and the time expended by professionals and consultants and fees associated therewith.

                                Recent Financing

The Company issued a promissory note in the amount of $646,964 on July 21, 2000 to a stockholder in exchange for cash. This note bears interest at 9%, payable quarterly, with principal due July 20, 2003. As of June 30, 2000, the Company had received an advance of $200,000 against the total funds to be received in consideration for the promissory note. The balance of $446,964 proceeds of the note payable was received by July 21, 2000.

In connection with the promissory note, the Company issued warrants to purchase 321,932 shares of common stock at $16.50 per share, the market price of the Company's common stock on the date of issuance of the warrant. These warrants can be exercised at any time before July 21, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         In January of 1999, the SEC granted approval to the NASD OTC Bulletin Board Eligibility Rule 6530 which requires a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. As a result of this rule change, we filed a Registration Statement on Form 10 in order to become a full reporting company. That Registration Statement became effective on February 7, 2000. We cleared all comments from the SEC staff as of June 1, 2000.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Index and Exhibits

Exhibit No.       Description
----------        -----------

27                Financial Data Schedule.

      (b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

           None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      August 14, 2000

                                                    NETMAXIMIZER.COM, INC.


                                                    /s/  David Saltrelli
                                                    --------------------
                                                    David Saltrelli
                                                    President