Form 10-Q
period 2000-09-30
NETMAXIMIZER COM INC
filed 2000-11-17
CIK 1082275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                     Commission File No.                  0-28407
                                                          -------

                             NETMAXIMIZER.COM, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

                      FLORIDA                                 65-0907899
                      -------                                 ----------
  (State or other jurisdiction of incorporation or          (I.R.S. Employer
                   organization)                          Identification Number)



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


          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---   ---

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 14, 2000 was 39,223,006.

                             NETMAXIMIZER.COM, INC.

                                      INDEX

                                                                                                      Page
                                                                                                 ---------------

Facing Sheet.................................................................................      Cover Page
Index........................................................................................          i
Part I - Financial Information                                                                         1

      Item 1. Financial Statements
         Condensed Balance Sheets
              September 30, 2000 and December 31, 1999.......................................          2
         Condensed Statements of Operations
              Three months  ended  September  30, 2000 and  September  30, 1999;  Nine months
              ended September 30, 2000 and September 30, 1999 and cumulative from inception..          3
         Condensed Statements of Cash Flows
              Nine Months ended  September  30, 2000 and  September  30, 1999 and  cumulative
              from inception.................................................................          4
         Notes to Condensed Financial Statements.............................................         5-10

      Item 2.  Management's  Discussion  and Analysis of Financial  Conditions and Results of
                  Operations.................................................................        11-13

      Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................          14

Part II - Other Information

      Item 1. Legal Proceedings..............................................................          14
      Item 3. Defaults Upon Senior Securities................................................          14
      Item 4. Submission of Matters to a Vote of Security Holders............................          14
      Item 5. Other Information..............................................................          14
      Item 6. Exhibits and Reports on Form 8-K...............................................          14

Signature....................................................................................          15

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

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                         September 30,  December 31,
                                    ASSETS                                   2000           1999
                                                                         -----------    -----------
Current Assets:
      Cash, including restricted cash of $1,272 and $683                 $     9,060    $    39,055
      Inventories                                                            168,044         29,886
      Prepaid expenses                                                       183,462             --
                                                                         -----------    -----------
           Total current assets                                              360,566         68,941

Property and Equipment                                                        73,228         28,843

Web Site Design, Net                                                         560,043        300,000

Other Assets                                                                  25,246         17,343
                                                                         -----------    -----------

           Total assets                                                  $ 1,019,083    $   415,127
                                                                         ===========    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
      Accounts payable and accrued liabilities                           $   478,485    $   123,790
      Due to officer/stockholder                                              23,629         27,820
      Note payable, other                                                      4,696             --
                                                                         -----------    -----------
           Total current liabilities                                         506,810        151,610
                                                                         -----------    -----------
Long-Term Debt:
      Note payable, stockholder                                              318,005        150,000
      Note payable, other                                                      9,204             --
                                                                         -----------    -----------
                                                                             327,209        150,000
                                                                         -----------    -----------

Commitments, Contingencies  and Subsequent Events                                 --             --
                                                                         -----------    -----------

Stockholders' Equity:
      Common stock, $.001 par value; 75,000,000 shares authorized;
39,223,006 and 39,153,006 shares issued and outstanding,  respectively        39,223         39,153
      Additional paid-in capital                                           9,462,009      7,181,140
      Deficit accumulated during the development stage                    (9,316,168)    (6,141,804)
      Deferred  compensation                                                      --       (964,972)
                                                                         -----------    -----------
           Total stockholders' equity                                        185,064        113,517
                                                                         -----------    -----------

           Total liabilities and stockholders' equity                    $ 1,019,083    $   415,127
                                                                         ===========    ===========



                        SEE NOTES TO FINANCIAL STATEMENTS

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                            Three Months                      Nine Months
                                                         Ended September 30,               Ended September 30,           Cumulative
                                                   -----------------------------     -----------------------------          from
                                                       2000             1999             2000            1999            Inception
                                                   ------------     ------------     ------------     ------------     ------------
                                                            (Unaudited)                       (Unaudited)               (Unaudited)

Revenue                                            $      3,625     $      1,424     $     12,962     $      1,424     $     27,965

Direct Costs                                              4,978            2,373           12,762            2,373           22,322
                                                   ------------     ------------     ------------     ------------     ------------

Gross Margin                                             (1,353)            (949)             200             (949)           5,643
                                                   ------------     ------------     ------------     ------------     ------------

General and Administrative Expenses:
    Stock options issued for services                   321,658               --          964,972               --        6,468,293
    Officer compensation                                 79,790               --          243,000               --          448,299
    Other                                               726,123           56,631        1,966,592           62,587        2,405,219
                                                   ------------     ------------     ------------     ------------     ------------
                                                      1,127,571           56,631        3,174,564           62,587        9,321,811
                                                   ------------     ------------     ------------     ------------     ------------

Net Loss                                           $ (1,128,924)    $    (57,580)    $ (3,174,364)    $    (63,536)    $ (9,316,168)
                                                   ============     ============     ============     ============     ============

Net Loss Per Share - Basic and Diluted             $      (0.03)    $         --     $      (0.08)    $         --
                                                   ============     ============     ============     ============

Weighted Average Shares Outstanding                  39,162,136        3,048,000       39,156,083        3,037,326
                                                   ============     ============     ============     ============


                        SEE NOTES TO FINANCIAL STATEMENTS

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                             Nine Months
                                                         Ended September 30,     Cumulative
                                                   --------------------------       from
                                                      2000            1999       Inception
                                                   -----------    -----------    -----------
                                                          (Unaudited)            (Unaudited)
Cash Flows from Operating Activities:
 Net loss                                          $(3,174,364)   $   (63,536)   $(9,316,168)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                    564,009             --        618,764
      Officer compensation                                  --             --        150,000
      Options granted for services                     964,972             --      6,468,293
      Common stock issued for services                 200,000             --        205,000

 Changes in operating assets and liabilities:
    Inventories                                       (138,158)            --       (168,044)
    Prepaid expenses                                  (194,537)            --       (194,537)
    Other assets                                        (7,903)            --        (25,246)
    Accounts payable and accrued liabilities           354,695         38,719        478,485
                                                   -----------    -----------    -----------

       Net cash used in operating activities        (1,431,286)       (24,817)    (1,783,453)
                                                   -----------    -----------    -----------

Cash Flows from Investing Activities:
  Expenditures for property and equipment              (38,563)        (7,186)       (48,302)
  Web site design costs                               (485,000)            --       (485,000)
  Other                                                 (4,191)        (1,697)          (230)
                                                   -----------    -----------    -----------

       Net cash used in investing activities          (527,754)        (8,883)      (533,532)
                                                   -----------    -----------    -----------


  Cash Flows from Financing Activities:
  Proceeds from long-term debt, related party        1,830,939             --      1,980,939
  Proceeds from sales of common stock                  100,000        217,000        347,000
  Repayments on long-term debt                          (1,894)            --         (1,894)
                                                   -----------    -----------    -----------

       Net cash provided by financing activities     1,929,045        217,000      2,326,045
                                                   -----------    -----------    -----------

Net Increase (Decrease) in Cash                        (29,995)       183,300          9,060

Cash, Beginning                                         39,055             --             --
                                                   -----------    -----------    -----------

Cash, Ending                                       $     9,060    $   183,300    $     9,060
                                                   ===========    ===========    ===========
Non-Cash Investing and Financing Transactions:
 Equipment purchased in exchange for debt          $    15,794
                                                   ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

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

             The Company's potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company's diluted computation, as their effect would be anti-dilutive.

NOTE 2.  PREPAID EXPENSES

             Sales commission advances                               $  105,387
             Marketing presentation, net                                 77,525
             Other                                                          550
                                                                     ----------
                                                                     $  183,462
                                                                     ==========

         The Company has made advances to salesmen against sales commissions to be earned once sales commence. These advances are included in prepaid expenses.

         The Company developed a marketing presentation which is being used to market the Company. The cost of the presentation, which is being amortized over twenty-four months, is included in prepaid expenses.

NOTE 3.  WEB SITE DESIGN

         These costs consist of fees for a total of $835,000 paid to a consultant, which is owned or controlled by a major stockholder, as follows: $547,000 to be paid in cash and 56,655 shares of Company common stock valued at the market value of such stock on the date of issuance ($5.08 per share) or $288,000 (see Note 9).

         As of September 30, 2000, $53,100 of the amount due is accrued but unpaid. Phase one of the web site was available for use on November 4, 1999, and the Company commenced amortizing the cost of phase one ($350,000) over an estimated useful life of fourteen months as of that date. Phase two of the web site has not been placed in service as of September 30, 2000 and, as a result, is not being amortized. The Company will commence amortizing those costs when phase two is placed in service.

         As of September 30, 2000:

                                             Phase One    Phase Two      Total
                                             ---------    ---------      -----

             Cost                             $350,000     $485,000     $835,000
             Accumulated amortization          274,979            -      274,979
                                              --------     --------     --------

             Unamortized  cost                $ 75,021     $485,000     $560,021
                                              ========     ========     ========

NOTE 4.  RELATED PARTY TRANSACTIONS

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

             The Company issued a promissory note in the amount of $646,964 on July 21, 2000 to a stockholder in exchange for cash. This note bears interest at 9%, payable quarterly, with principal due July 20, 2003. Prior to June 30, 2000, the Company received an advance of $200,000 against the total funds to be received in consideration for the promissory note. The balance of $446,964 proceeds of the note payable was received by July 21, 2000.

             In connection with the promissory note, the Company issued warrants to purchase 321,932 shares of common stock at $16.50 per share, the market price of the Company's common stock on the date of issuance of the warrant. These warrants can be exercised at any time before July 21, 2005.

             The Company estimated the fair value of the warrants issued in connection with the debt at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions; no dividend yield; an expected life of three or five years; 100% expected volatility; and 6.00% risk free interest rate.

             The total estimated fair value of the warrants exceeded the face amount of the debt. As a result, the Company recorded a discount in the amount of the face value of the notes ($1,980,939) and is amortizing this discount as additional costs of financing over the term of the promissory notes, three years.

             Promissory note                                  $1,980,939
             Unamortized discount                              1,662,934
                                                              ----------
                                                              $  318,005
                                                              ==========

NOTE 5.  STOCK OPTION PLAN

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

         The following table summarizes information about options under the plan which are outstanding at September 30, 2000.

                                               Options Outstanding                        Options Exercisable
                                               -------------------                        -------------------
                                    Number         Weighted                             Number
                                 Outstanding        Average           Weighted        Exercisable       Weighted
               Range of              at            Remaining          Average             at            Average
               Exercise          September 30,     Contractual        Exercise       September 30,      Exercise
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
                =====              =========           ===             =====          =========          =====

         7,061,592 options vested on October 1, 1999; the remainder vest October 1, 2000.

NOTE 6.  COMMON STOCK

         Sale of Units

             On September 13, 2000 the Company entered into an agreement to issue up to 1,000,000 units, comprised of one share of Company common stock and one warrant, for $5.00 per unit. The warrant entitles the holder to purchase one share of Company common stock for $10.00 for a term of five years. During September 2000, the Company received $100,000 for the purchase of 20,000 units.

         Common Shares Issued in Exchange for Services

On September 18, 2000 the Board of Directors authorized the issuance of 50,000 shares of Company common stock as compensation for consulting services. These shares were recorded as consulting expense in the accompanying financial statements. The consulting expense was measured using the fair value of the common shares issued, $200,000.

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

                    Material Changes in Results of Operations

We remain a development stage company. As of September 30, 2000, the Company continued organizational activities, the development of the strategic plan and raising capital. Full operations, as defined by our strategic plan, have not commenced. Prior to September, 1999, we had no active business operations and therefore, no material or substantive transactions or results of operations. As a result, no meaningful comparison can be made between our present operations and our operations during the years ended December 31, 1994 to December 31, 1998.

                     Material Changes in Financial Condition

Our total assets were approximately $1,019,083 at September 30, 2000 compared with $934,000 at June 30, 2000, and $533,324 at September 30, 1999. During this third quarter, our inventory, property and equipment have remained relatively constant. We have increased our prepaid expenses by: (i) paying an additional $30,000 to complete the development of a comprehensive, on-line Power Point(TM) presentation, and (ii) continuing prepayments against commission arrangements we have with some of our sales representatives. The combined effect was to reduce our cash account. Our cash and short-term investments were approximately $9,060 at September 30, 2000, compared with $30,000 at June 30, 2000, and $181,358 at September 30, 1999. Our current liabilities were $506,810 at September 30, 2000, compared with $504,000 at June 30, 2000, and $36,283 at September 30, 1999. This increase was principally the result of operating costs. For the nine months ended September 30,2000, we had revenue from operations of $12,962, $3,625 during the third quarter, $5,055 during the second quarter, and $4,283 during the first quarter. During the nine months ended September 30, 2000, we had no significant active business operations. As a result, we had no material transactions or results of operations that require a comparison to our operations during the nine-month period ended September 30, 1999. Because we have not begun actual operations as of this date, we consider these revenue numbers to be immaterial. During the nine months ended September 30, 2000, we incurred general and administrative expenses of $3,174,564, as compared to approximately $62,587, for the nine months ended September 30, 1999. This was incurred primarily in the continued development of an infrastructure to operate the business pursuant to our business plan. The components of the expenses of $3,174,564 are as follows: payroll, casual labor and related benefits $576,270; professional fees $232,767; commissions $75,896; consulting fees $274,736; rent $134,483; interest on promissory notes $412,223; amortization of web site design costs $236,032; deferred compensation expense in connection with employee stock options $964,972; telephone $75,582; office supplies $20,054; travel $61,900; advertising $15,486; depreciation $9,972; equipment lease expense $12,411; insurance costs $7,125; marketing costs $3,825; warehouse supplies $7,540; other operating costs $53,290. With regard to the consulting fees noted in the foregoing sentence, on September 18, 2000 our Board of Directors authorized the issuance of 50,000 shares of our common stock as compensation for consulting services. These shares were recorded as a part of the consulting expense reported above, measured using the fair value of the common shares issued, $200,000.

                         Liquidity and Capital Resources

During the period December 1, 1999, through March 31, 2000, we raised an aggregate of $1,333,975 in a financing transaction that was begun on December 1, 1999 and completed on February 8, 2000. We received approximately $9,300 in cash from our operations during the six-month period ending June 30, 2000. During the period June 30, 2000, through September 30, 2000, we raised an additional $746,964 in financing, and received approximately $3,625, in cash from our operations during the nine months ended September 30, 2000. We have used net cash of approximately $1,431,286, in operations primarily as a result of operating losses and a build up of inventory. In addition we have incurred costs of $485,000, in connection with phase two of our web site design.

As of September 30, 2000, we had approximately $9,060, in cash. We intend to raise additional capital through additional sales of unregistered shares of our common stock conducted under exemptions provided by the Securities Act or by the rules of the SEC. We also intend to fund a portion of our inventory expansion by using lines of credit, which may be secured by such inventory. There can be no assurance that we will be able to raise additional capital or obtain line-of-credit financing on favorable terms and in the time required. If we are unable to meet the requirements necessary to finance our inventory expansion, our implementation plans could continue to be severely and adversely impacted, and it is questionable whether we could continue as a going concern. We anticipate that our cash requirements will continue to increase during the remainder of calendar year 2000 and the beginning of calendar year 2001 as a result of salaries, professional fees and related expenses associated with the anticipated expansion of our operations. There can be no assurance that our actual expenditures for such periods will not exceed our estimated operating budget. Actual expenditures will depend upon a number of factors, some of which are beyond our control, including, among other things, reliability of the assumptions of management in estimating costs and timing, and the time expended by professionals and consultants and fees associated therewith.

                                Recent Financing

The Company issued a promissory note in the amount of $646,964, on July 21, 2000, to a stockholder in exchange for cash. This note bears interest at 9%, payable quarterly, with principal due on July 20, 2003. As of June 30, 2000, the Company had received an advance of $200,000 against the total funds to be received in consideration for the promissory note. The balance of $446,964 proceeds of the note payable was received by July 21, 2000. In connection with the promissory note, the Company issued warrants to purchase 321,932 shares of common stock at $16.50 per share, the market price of the Company's common stock on the date of issuance of the warrant. These warrants can be exercised at any time before July 21, 2005.

On September 13, 2000, we entered into an agreement to issue up to 1,000,000 units, comprised of one share of our common stock and one warrant, for $5.00 per unit. The warrant entitles the holder to purchase one share of our common stock for $10.00 for a term of five years. During September 2000, we received $100,000 for the purchase of 20,000 units.

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

Dated:      November 17, 2000

                                                  NETMAXIMIZER.COM, INC.


                                                  /s/David A. Saltrelli
                                                  ----------------------------
                                                  David A. Saltrelli, President