Form 10-K
period 2000-12-31
NETMAXIMIZER COM INC
filed 2001-04-16
CIK 1082275

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

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

  Title of each class:                Name of each exchange on which registered:
  Common Stock, par value             None.
  $.001 per share

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 9 2001, was $59,040,388 (assuming solely for the purpose of this calculation that the directors and officers of the registrant are "affiliates").

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of April 9, 2001, was 39,957,149.

Documents Incorporated By Reference: None.

                             NETMAXIMIZER.COM, INC.

                                    FORM 10-K
                                      INDEX

PART I........................................................................................................   1

   ITEM 1.        BUSINESS....................................................................................   1

   ITEM 2.        PROPERTIES..................................................................................  25

   ITEM 3.        LEGAL PROCEEDINGS...........................................................................  26

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................  26

PART II.......................................................................................................  26

   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................  26

   ITEM 6.        SELECTED FINANCIAL DATA.....................................................................  29

   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS...............................................................................  30

   ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...................................  34

   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................  34

   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE........................................................................  34

PART III......................................................................................................  34

   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................  34

   ITEM 11.       EXECUTIVE COMPENSATION......................................................................  37

   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................  39

   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................  40

PART IV.......................................................................................................  40

   ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................  40

SIGNATURES....................................................................................................  35

                FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Annual Report contains various forward-looking statements and information, including (but not limited to) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: our limited operating history; history of losses; competition; our ability to manage growth and integration; risks of technological change; competition for customers; pricing and transportation of products; our dependence on key personnel; marketing relationships with third party suppliers; our ability to protect our intellectual property rights; government regulation of Internet commerce; economic and political factors; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; liability for Internet content; uncertainty regarding infringing intellectual property rights of others; security risks and the other risks and uncertainties described under "Certain Factors That May Affect Future Operations" in this Annual Report. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond our control.

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

                            Netmaximizer.com Overview

We are an Internet development, marketing and merchandising company that provides (i) turnkey, individually branded, e-commerce department stores to affinity groups such as churches, schools and unions and (ii) redemption centers for recipients of premiums from various merchants.

     0 The affinity groups, in turn, offer their membership the ability to shop at their own affinity store (each an "Affinity Store") and purchase an array of products and services for which the affinity group receives a portion of the proceeds of every member purchase.

     0 Merchants "reward" their customers for various activities with premium incentives. We will establish a branded site for each participating merchant (each a "Redemption Center") and their customers may redeem incentive vouchers for premiums through that site.

     0 When we launch our full-scale operation, we will provide an e-commerce department store (the "Store") that will serve as the fulfillment vehicle for the Affinity Stores and the Redemption Centers.

Affinity Group Operations

Our initial, public operation began in September 1999, when we started soliciting and enrolling affinity groups. An "affinity group" is a group of people who are members of an entity or organization based upon a common interest or goal. Churches, schools, fraternities, and unions are examples of affinity groups. When we launch our full-scale operations, we will establish a portal for each affinity group to the Store through which the group's members may purchase merchandise in the Store. Not only does the portal have a look and feel unique to the affinity group, but the entire store appears to the visitor to be unique to that affinity group.

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

Currently, the affinity group Store has sixteen departments which mirror the departments found in a traditional brick and mortar department store. Additional departments will be added over time. The departments will remain consistent across all of the unique, affinity stores. The Store offers the following services and benefits to its customers:

     o   free incentives with each purchase;

     o a reminder service which electronically reminds customers of important dates; and

     o a newsletter which updates members on new department grand openings, new product lines, special promotions and discounts.

Prices for items on sale in the Store will be discounted off a "manufacturer's suggested retail price." Additionally, members of the Affinity Groups will be able to obtain a personal, preferred status by paying an annual fee to us (of which the Affinity Group will receive a share). Members who opt for such preferred status will obtain an even greater discount off the suggested retail price than is generally available. In addition, members will be offered their own fully personalized ISP service (Internet connection), at a discounted monthly service fee (of which the Affinity Group will also receive a share). Preliminary market testing of these new fee based member services including "preferred membership status" and "personalized ISP service" have been very positive, but we can offer no assurance whether these programs will be effective and profitable.

As of November 4, 1999, when the Store nominally opened, we had enrolled 171,490 families who were members of fifteen affinity groups to be our potential shoppers. As of April 1, 2001, we have enrolled more than 1,500 affinity groups. Those affinity groups inform us that they have a total of more than 5,000,000 families who are members. To accommodate that population in full scale operations will require continued execution of our planned preparation.

Incentive Premium Redemption Operations

We have developed, but have not yet begun public operation of an incentive premium redemption service. Pursuant to agreements to-be-negotiated with various merchants, we will enable such merchants to generate pre-paid certificates to be delivered to the customers of those merchants as incentives (e.g., test drive a car at our dealership and receive a certificate good for $50 worth of merchandise at our redemption center). We have designed portals to have a unique look and feel for each such merchant, enabling the customer who is redeeming the incentive certificate to make "purchases" at the merchant redemption center using the certificate.

Pre-launch testing indicates favorable pricing for this model and high interest among the merchant community in several markets across the country that were informally surveyed. We can offer no assurance, however, that we will be successful in launching this new application of our technology or, if initially successful, that we will be able to operate such incentive premium redemption centers profitably.

The "Store"

In each of the Affinity Stores and Redemption Centers, notwithstanding the apparently unique look and feel for the various "portals," each application ultimately leads to the Store. When fully operational, this Store will be comprised of order reception and processing, warehousing and fulfillment, and customer service. The order reception and processing aspects of our Store technically opened to public view beginning on November 4, 1999, however after initial testing we curtailed operations awaiting funding for expanded operations. We had interim warehousing and fulfillment operations on line to accommodate casual shoppers, although our plan was (and is) to initiate no marketing efforts to encourage purchasing at our Store until we are fully funded and prepared. During April, 2000, we began our own warehousing and fulfillment operations and, as we consummate planned financing (if such financing is available on terms acceptable to us), we will establish minimal inventory stock levels and hire warehousing and fulfillment personnel, although most of our sales items will be shipped to us "just in time" or be shipped direct to customers. We have developed a catalogue we plan to begin to send to affinity groups within thirty days of receiving the anticipated funding to commence active marketing for the Store, which we expect to open to full operation within 45 days following the receipt of such funding. All of these dates and plans are subject to change in the event funding is delayed, arrives in amounts too small to achieve desired milestones or the other risks and uncertainties described under "Certain Factors That May Affect Future Operations" materialize.

Customers make purchases or redeem certificates at the Store using our own "housing" services. These services provide a virtual "shopping cart," that allows us to conduct Internet commerce by enabling site visitors to click on a product to purchase it from the Store, adding it to the virtual shopping cart. Our housing services then process the financial transaction involved when a customer purchases a product from the Store or accounts for the redemption of a certificate and, (1) if the transaction involves a purchase by an affinity group member, it delivers the information relating to that transaction to Charter Pacific Bank (see "Processing a Financial Transaction"), or (2) if the transaction involves redemption of an incentive premium, it transmits the details regarding the redemption to our accounting department. In addition, our housing service enables worldwide access to the web site, while providing greater affinity branding. By affinity branding, we mean the Store will appear to visitors to be unique to the affinity group or merchant, with logos and verbiage present on each page related to the affinity group or merchant.

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

         - During January, 2000, we began the development of the second phase of our web site, which includes our own "housing" services. These enhancements make it appear to visitors that they are in a store unique to their affinity group or business, with the affinity group or business name, picture and tag line on each page. The enhancements also include our own shopping cart, improved billing procedures and related improvements. Our agreement with Network called for total payments of $330,000 to accomplish all of the enhancements.

         - Phase three of our website development was also completed in Year 2000. These enhancements have provided a seamless connection among our ordering, warehousing, accounting and customer service functions. This state-of-the-art management information system will help to ensure that we fulfill our promise of 100% customer satisfaction. Our agreement with Network called for total payments of $155,000 to accomplish these enhancements, which has been paid in full.

         - Phase four of our website development was commenced in January of 2001 and includes development of new fee based offerings for affinity members such as personalized ISP service and preferred member purchase status, that provide value added services, features, pricing, and benefits for a fee. In addition, phase four also includes the development of the first B2B offering to on-line merchants which will provide them with their own turnkey, individually branded, gift redemption center through which they can provide customers, clients, and employees with rewards and incentives for purchases and recognition. Our agreement with Network called for total payments of $625,000 to accomplish these enhancements.

         - We anticipate that future technological advances and system improvements will prompt further enhancements to our website. These "phase five" improvements remain under discussion.

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

     o On November 4, 1999, nominally opened the web site Store to fifteen affinity groups which had a total of 171,490 families as members. As of April 1, 2001, we have enrolled more than 1,500 affinity groups that tell us they have more than 5,000,000 families that are members of those groups.

     o On February 8, 2000, we obtained more than $1.3 Million in a financing transaction with Monavia, Limited. Monavia received our non-negotiable, 9% promissory note due February 7, 2003 plus a three-year warrant to purchase 681,987 shares of our common stock at an exercise price of $15.00 per share (the market price on the date of the warrant). On July 21, 2000, we obtained an additional $645,000 in another transaction with Monavia. Monavia received our non-negotiable, 9% promissory note due July 20, 2003 plus a three-year warrant to purchase 321,932 shares of our common stock at an exercise price of $16.50 per share (the market price on the date of the warrant).

     o On September 13, 2000, we entered into an agreement with Carousel Finance Limited to issue up to 1,000,000 units, each comprised of one share of our common stock and one warrant to purchase an additional share of our common stock, for a purchase price of $5.00 per unit. The warrant entitles the holder to purchase the common stock at an exercise price of $10 for a term of five years. In a series of five transactions between the date of the agreement and December 29, 2000 we obtained more than $435,000. Carousel received 87,477 shares of our common stock plus warrants to purchase the same number of additional shares.

     o On February 14, 2001, we received $1,000,000 from Consensus Investments Limited, which was a first tranche under a negotiated financing program under which the financier may invest up to $5.0 million over the next six months, based on a twenty percent discount to market price, with a warrant attached at the market price.

     o Designed and proofed a four-color, sixteen page catalogue, which is ready for printing and distribution as soon as our store is functionally ready to be fully operational.

     o Designed, completed and tested a 1,000 page electronic catalogue which is ready to be distributed via the Internet to on-line affinity group members.

     o Executed agreements with independent representatives who explain our business concept to affinity groups and enroll their participation in the program.

     o Designed a core staff for our customer service, purchasing, warehousing and fulfillment operations.

We intend to take the following steps to continue to implement our business plan:

     o Obtain requisite financing and create an inventory of merchandise for our Store;

     o   Complete the staffing of our warehousing and fulfillment operation;

     o Distribute our catalogue and commence aggressive marketing on a phase-in basis to our present pool of more than 1,500 affinity groups with established (but yet-to-be-opened) custom portals or stores;

     o Increase our marketing activities to new affinity groups by expanding the number of independent representatives and by allowing every affinity group that is already on-line to open a store and distribute their branded 1,000+ page catalogue directly to their membership base via the Internet at no cost;

     o Commence our marketing activities to every on-line merchant with regard to our incentive redemption program;

     o Expand our core Customer Service Department and outsource future expansion to support full operations;

     o Hire necessary key consultants and personnel with Internet e-commerce experience to further implement our business strategy.

                      Marketing Strategy to Affinity Groups

The lynchpin of our marketing strategy to affinity groups is to utilize and potentially enhance the affinity groups' internal methods of communication to their members to grow our market share. We have enrolled and continue to enroll affinity groups through the use of commission-only, outside sales representatives. The representatives use our on-line description of our Store and the affinity group program to demonstrate to affinity groups how their members will be able to use the Store, the accuracy of our transaction tracking system and the potential profitability for the affinity group as its members make the purchases from the Store that they would otherwise make elsewhere. The affinity group completes an on-line application. Since the affinity group receives a fifteen percent (15%) commission on every purchase its members make, the leaders of that affinity group are incentivized to use the group's internal communications methods (such as the pulpit, a newsletter, a payroll insert, or a flier brought home from school) to market our Store.

Both the sales representative that recruits an affinity group and the affinity group itself are paid commissions only if and when product sales to members of that affinity group are completed, thereby substantially eliminating the up front marketing and advertising costs typically found in the retail sales industry. The sales representative (or the group of which the sales representative is a part) receives a total commission of 6.5% of sales to members of affinity groups which such sales representative enrolled and the affinity group is paid a 15% commission on such sales made to its members. As we continue to develop this model prior to opening our Store for sales (and thus for commissions), we have advanced certain sums to our representatives as advances on commissions to be earned. We can offer no assurance whether such advances on commissions will ever be offset by actually earned commissions.

We have developed and proofed a four-color, sixteen-page catalogue that we will make available to affinity groups for distribution to their members either via print or electronically via the Internet. We expect to begin distributing the catalogue to the affinity groups during June, 2001. During July, following the distribution of that catalogue, we will commence full scale operations.

                         Marketing Strategy to Merchants

We are assembling a unique sales force to market to merchants. Because of the extensive experience possessed by members of our senior management, this marketing formula is well-tested. Decision makers in various enterprises that sell to the public will be approached with regard to the premium incentive vouchers. If a merchant elects to enroll, he will deposit a sum of money with us to be drawn against by the merchant using the Internet to print and deliver vouchers. The actual purchase price of the voucher will be less than the face amount of the voucher, so the merchant will benefit from the perceived increased good will. The consumer who receives the voucher will visit the Redemption Center, where that consumer will again be exposed to the merchant's marketing messages. Upon selecting the desired premium, the consumer will acquire a desired item of merchandise (rather than one arbitrarily selected by the merchant). We plan to deliver a fully functional, individually branded, on-line redemption center to every merchant that has an Internet presence. We will be able to deliver the on-line redemption center to any merchant within 24 hours at a nominal branding cost of under $50 per store. The beta version of our on-line redemption center is functional as of April 1, 2001.

                        Processing Financial Transactions

Our enhanced software now processes the financial transaction involved when a customer purchases a product from the Store and then delivers the information relating to that transaction to Charter Pacific Bank. We have entered into an agreement with Charter to complete the processing of the financial transactions. Charter has significant experience in processing credit card transactions and offers a real-time payment processing system. Charter has been in the business of processing and administering financial transactions for several years and we believe Charter will offer the benefits of reliable, secure payment processing functionality. We hope to benefit from Charter's low incidence of customer charge-backs and credit card fraud. A further benefit to us is that we will not have to bear the cost of developing and maintaining complex systems, infrastructure, and overhead to process credit card transactions.

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

The information that is presented on a Web site is delivered in a focused manner to targets who are intentionally looking for that specific information. The Internet can reduce costs and level the playing field for small and large businesses, allowing them to extend their reach globally. The availability of sophisticated Internet and Web technology, stronger security mechanisms, and the increasing acceptance of the new communications medium are also fueling the use of e-commerce by businesses and consumers.

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

     o   technical expertise;

     o   convenience and price; and

     o   reliability and speed of fulfillment.

We expect competition to increase due to the lack of significant barriers to entry for online business generally, and for online direct marketing programs. Some of our current and potential competitors, such as Amazon.com, Outpost.com, and Buy.com, have longer operating histories, greater brand recognition, larger client and member bases, and significantly greater financial, technical and marketing resources than we do.

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

                             Governmental Regulation

We are subject to general business regulations and laws regarding taxation and access to online commerce. In addition, the Internet is subject to government obscenity and decency standards. Like all companies, we are subject to consumer protection laws and we are subject to compliance with Federal Trade Commission restrictions.

Because we permit our affinity groups and merchants to place their content on the Affinity Stores and the Redemption Centers, we may not have absolute control regarding all of the content that appears on those portals. Accordingly, there is a risk that we may have inappropriate content that could be viewed before we could remove it. Each of our Affinity Groups and merchant participants has signed an agreement in which they covenant not to put inappropriate material on the site.

                                    Employees

While we completed development of our web site and raised needed capital, we reduced our full time staff to two. We anticipate that number to expand rapidly during the next two months as we re-commence our warehouse and fulfillment operations, expand our customer service operations and begin our aggressive marketing campaign. From time to time, we may also retain consultants and consulting firms to provide us with special expertise in developing marketing, software and telecommunications technologies. The sales people who recruit affinity groups and the sales force that markets to merchants are not employees of the Company, but are independent contractors.

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

         b. Network 2001: If Network were to abandon developmental efforts, we would have to obtain an alternative contractor to develop the planned enhancements to our site, thereby causing delay in implementation.

         c. Affinity Groups' Participation: If the current Affinity Groups were to stop promoting their members' purchasing through our Store, then we would have to find replacement Affinity Groups.

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

 We Have a History of Losses and these Losses May Continue Until August 31, 2001

We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses for the foreseeable future. Although we project revenue growth to begin during June or July, such growth may not be achieved or if it is achieved, such growth may not be sustainable at a rate sufficient to achieve and maintain profitability. We plan to increase our operating expenses as we continue to build infrastructure and inventory to support the expansion of our business. We anticipate needing $2,100,000 to sustain our operations for the next year, not including the lines of credit and other capitalization which we intend to employ to fund our inventory. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

   Our Prospects for Obtaining Additional Financing Are Uncertain and Failure to Obtain Needed Financing Could Affect Our Ability to Pursue Future Growth

We will need to raise additional funds to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. Although we intend to use "just-in-time" shipping and "drop shipping" for much of our sales, we intend to finance certain items in inventory using capital. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences or privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by this limitation.

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

Netmaximizer.com, Inc. had beginning on November 4, 1999 and prior to March 1, 2000, provided travel-related premiums and incentives to affinity group members to promote the sale of products, albeit never in a telemarketing context. As of March 1, 2000, we eliminated all use of travel-related incentives, as we determined that our affinity group members relate better to a more tangible, name-product incentive. Nonetheless, if the FTC were to determine that Mr. Saltrelli, as our President, or Netmaximizer.com itself had violated the terms of the Injunction between November 4, 1999 and March 1, 2000, by engaging in prohibited conduct, it may seek to enforce the Injunction directly against us. Should this or any other regulatory action lead to civil or criminal charges against Netmaximizer.com, Inc., we may be subject to negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail.

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

     o the exercise of a substantial number of options or warrants to acquire shares of our common stock at prices below the prevailing market;

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

          We Hope to Grow Rapidly, and the Failure to Manage Our Growth
                       Could Adversely Affect Our Business

As we continue to increase the scope of our operations, we may not have an effective planning and management process in place to implement our business plan successfully. We plan to expand our warehousing and fulfillment and our customer service operations very rapidly. We plan to continue the expansion of our sales, marketing and administrative functions. We received our first application from an affinity group in September 1999. As of April 6, 2001, we had accepted a total of more than 1,500 applications. We have accepted them in increments over time and intend to continue to do so. This growth may strain our management systems and resources. We anticipate the need to continue to improve our financial and managerial controls and our reporting systems. In addition, we will need to expand, train and manage our growing work force. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to manage our expanding operations effectively.

             Our Success Depends In Part On Our Ability to Maintain
                      and Expand an Active Membership Base

Our success largely depends on our ability to maintain and expand an active membership base. Although we initially accepted applications for participation by 15 affinity groups representing approximately 171,490 members and have subsequently expanded our membership base to more than 1,500 affinity groups with more than 5,000,000 families that are members, this industry typically has generated the majority of its revenues from a small percentage of its members, and we cannot assure you that the percentage of active members will increase in our case. In addition, we cannot be certain that our membership growth will continue at current rates or increase in the future.

           Our Success Also Depends In Part On Our Ability to Recruit
                      and Maintain an Active Merchant Base

We believe the preliminary testing of our Redemption Store concept has proven the viability of that plan. Nonetheless, if we are unable to recruit a sufficient number of merchant participants or, having recruited them, if the merchants do not use the premium incentive vouchers, that aspect of our operations will not be successful.

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

               We Are Assuming Merchandising, Inventory Management
                        and Fulfillment Responsibilities

We plan to handle our own merchandising, inventory management and order fulfillment. Our failure to perform these functions efficiently and in a timely manner could result in the disruption of our operations, including shipment delays. In addition, changing trends in consumer tastes in the products we offer subject us to inventory risks. It is important to our success that we accurately identify and predict these trends and, to the extent that we do not obtain products by "just-in-time" shipping, do not overstock unpopular products. The demand for specific products can change between the time inventory quantities are ordered and the date of receipt. If products do not achieve sufficient consumer acceptance, we may be required to take inventory markdowns, which could reduce our sales and gross margins. We believe that to the extent that demand for our products increases over time and we are not able to achieve satisfactory delivery times using "just-in-time" methodologies, we may be forced to increase inventory levels.

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

                       We Depend Upon Third Party Support

We are dependent upon third parties to provide maintenance to our Internet site and to others to provide us with the necessary access to the Internet with sufficient capacity and bandwidth so that our Store can properly function and remain "online." Any restrictions or interruption in our connection to the Internet may cause significant revenue loss.

We also depend upon our accountants, St. John and Landon of Boca Raton, Florida, for book keeping and related financial control support. We have no in-house accounting or comptroller support and so the loss of our accountants would disrupt our business operations until they could be replaced.

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

   Substantial Control Will Remain With Our Management and Major Stockholders
               and This Could Delay or Prevent a Change of Control

As of April 6, 2001, our executive officers, directors and 5% stockholders together beneficially owned approximately 41.69% of our outstanding common stock. These stockholders, if they vote together, will retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control. See "Security Ownership of Certain Beneficial Owners and Management."

 Future Sales of Our Common Stock Could Cause the Price of Our Shares To Decline

As of April 6, 2001, we have 39,957,149 shares of common stock outstanding. Of these shares, 20,705,770 are transferable without restriction or registration under the Securities Act of 1933, or pursuant to the volume and other limitations of Rule 144 promulgated under the Securities Act. An offering of a substantial number of shares of our common stock into the public market could cause its price to decline. This is particularly the case because a substantial portion of our outstanding shares of common stock are held by persons who purchased their shares at prices significantly below the current market price.

As of April 6, 2001, 859,149 shares of common stock are subject to lock-up agreements between the holders of those shares and us. Under those agreements, the holders have agreed not to offer, sell, contract to sell, grant any option to purchase or otherwise dispose of their common stock until a managing underwriter of a public offering releases the holders from the lockup agreements. Following the release, those shares subject to the lock-up agreements will become available for immediate resale in the public market subject, in some instances, to the volume and other limitations of Rule 144.

As of April 6, 2001, we had outstanding options to purchase an aggregate of 7,809,600 shares of common stock which were granted under our stock option plan. Holders of such options, as those options continue to vest, are likely to exercise them when we might obtain additional capital on terms more favorable than those provided by the options. Further, while options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected. See also Item 3, Legal Proceedings.

As of April 6, 2001, we had outstanding warrants to purchase an aggregate of 2,424,728 shares of common stock which were issued pursuant to various private placements of our securities. Holders of such warrants are likely to exercise them when we might obtain additional capital on terms more favorable than those provided by the warrants. Further, while the warrants are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected. See also Item 5, Recent Sales of Unregistered Securities.

           We Must Comply with the OTC Bulletin Board Eligibility Rule

In January of 1999, the SEC granted approval to the NASD OTC Bulletin Board Eligibility Rule 6530 which requires a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. As a result of this rule change, we filed a Registration Statement on Form 10 with the SEC in order to become a full reporting company. That Registration Statement became effective on February 7, 2000. Following the effective date, we filed an annual report on Form 10K for the year ended December 31, 1999, and thereafter have filed regular quarterly reports on Form 10-Q, all pursuant to the Securities Exchange Act of 1934, as amended and the rules and regulations of the SEC promulgated thereunder. The SEC reporting requirements will add additional expenses to our operations.

                 There Is No Assurance That a Public Market For
                    Our Common Stock Will Continue To Develop

There has only been a limited public market for our common stock. We cannot predict the extent to which investor interest in our common stock will lead to the development of a trading market or how liquid that market might become.

                        Our Stock Price Could Be Volatile

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. Investors may not be able to resell their shares at or above the current OTCBB price. In addition, our results of operations during future fiscal periods might fail to meet the expectations of stock market analysts and investors. This failure could lead the market price of our common stock to decline and cause us to become the subject of securities class action lawsuits.

                  We Do Not Intend To Pay Future Cash Dividends

We currently do not anticipate paying cash dividends on our common stock at any time in the near future. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. We may never pay cash dividends or distributions on our common stock.

ITEM 2.  PROPERTIES

We currently lease our principal business office at 4400 North Federal Highway, Boca Raton, Florida pursuant to a series of leases, each of which is approximately one year in duration. The total monthly rent payments under the leases are approximately $6,000, plus tax, which includes our pro rata share of common area expenses such as insurance, cleaning services, and maintenance related to the space we rent.

As of February 1, 2000, we began leasing approximately 9,000 square feet of warehouse space at 3560 Investment Lane, Suite 201, Riviera Beach, Florida, pursuant to a lease that expired on January 31, 2001. Since January 31, we have continued to lease that facility on a month-to-month basis. The monthly rental payments for the lease are $5,000. We pay all of our own utilities, maintenance and cleaning for the warehouse space we lease, but pay no share of expenses for any other or common areas.

Other than described above, we do not presently own or lease any other real property.

ITEM 3.  LEGAL PROCEEDINGS

         On January 9, 2001, Charles Aker filed suit against the Company, alleging that he is owed compensation under an agreement dated June 7, 1999, pursuant to which Mr. Aker was to have enhanced the Company's image and promoted the Company's stock for a minimum period of twelve months. The compensation in the agreement, as amended by an addendum dated the same date as the original agreement, called for the issuance of options to purchase up to 276,432 (pre-split) shares of our common stock at a purchase price of $10.00 per share, a monthly fee of $6,000 plus reimbursement of expenses. (Giving effect to the three-for-one stock split that has subsequently occurred, this would equate to 829,296 shares at an exercise price of $3.33 per share.) The stock options were never issued, however, which is the likely reason Mr. Aker is seeking "specific performance" of the promise to issue the options. Specific performance is an equitable remedy, against which the Company has asserted the complete defense of unclean hands, based on Mr. Aker's alleged fraud. The Company has counterclaimed for fraudulent inducement and breach of contract, seeking rescission of the contract and restitution of all funds previously paid to Mr. Aker. No formal discovery has yet been done on the merits, if any, of Mr. Aker's claims. Although the Company believes that Mr. Aker's claims are wholly without merit, at this early state of the litigation, management cannot assess the likely outcome of the litigation or whether the outcome will materially impact the Company's financial condition or results of operations. The Company intends to vigorously prosecute its action against Mr. Aker and to vigorously defend the actions against it by Mr. Aker.

         From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that any of these pending legal proceedings and that listed above, individually or in the aggregate, will materially impact the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2000, the issuer did not submit any matters to the vote of its security holders.

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

The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

OTCBB

             2000                          High                          Low
             ----                          ----                          ---
         1st Quarter                      $17.70                       $15.80
         2nd Quarter                      $18.60                       $17.40
         3rd Quarter                      $14.90                       $11.30
         4th Quarter                       $6.40                        $2.90

As of April 6, 2001, there were 31 holders of record of our common stock.

In January of 1999, the SEC granted approval to the NASD OTC Bulletin Board Eligibility Rule 6530 which requires a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. As a result of this rule change, we filed a Registration Statement on Form 10 in order to become a full reporting company. That Registration Statement became effective on February 7, 2000. Subsequently, we have filed all our reports in a timely fashion.

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

On July 21, 2000, we issued a non-negotiable, 9% promissory note due July 20, 2003 plus a three-year warrant to purchase 321,932 shares of our common stock at an exercise price of $16.50 per share (the market price on the date of the warrant). This sale was made to Monavia. Ltd. This offering was not underwritten. The sale was exempt from registration in reliance upon Section 4(2) of the Securities Act since it did not involve a public offering.

On September 13, 2000, we entered into an agreement with Carousel Finance Limited to issue up to 1,000,000 units, each comprised of one share of our common stock and one warrant to purchase an additional share of our common stock, for a purchase price of $5.00 per unit. The warrant entitles the holder to purchase the common stock at an exercise price of $10 for a term of five years. The following purchases of Units were made pursuant to that agreement:

              Date                     Amount                 Number of Units
              ----                     ------                 ---------------
           9/18/2000                  $100,000                    20,000
           10/02/2000                  $50,000                    10,000
           10/26/2000                  $50,500                    10,100
           11/06/2000                 $161,885                    32,377
           12/29/2000                  $75,000                    15,000

The sale was exempt from registration in reliance upon Section 4(2) of the Securities Act since it did not involve a public offering.

On February 14, 2001, we entered into an agreement with Consensus Investments Limited to issue 666,666 shares of our common stock and warrants to purchase an additional 1,333,332 shares of our common stock, for a purchase price of $1,000,000.00. The warrant entitles the holder to purchase the common stock at an exercise price of $1.875 for a term of five years. The sale was exempt from registration in reliance upon Section 4(2) of the Securities Act since it did not involve a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our operating results and financial position. The data has been derived from our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation." The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto included elsewhere in this Annual Report.

                                                                        Year Ended
                                                                       December 31,
                                                                       ------------
                                                    2000          1999       1998       1997       1996
                                                    ----          ----       ----       ----       ----
                                                               [Restated]
                                                      $             $          $         $           $
Net Revenue                                          18,763        15,002      nil       nil         nil
General & Administrative Expenses                 1,854,557       612,025      900       nil         nil
Non-cash Compensation
     Stock Options                                  200,000     6,163,321      nil       nil        5,000
Net Income (Loss)                                (3,983,139)   (6,819,904)    (900)      nil       (5,000)
Net Income (Loss) per Share                            (.10)         (.17)     nil       nil         nil

                                                                      December 31,
                                                                      ------------
                                                    2000          1999       1998       1997       1996
                                                    ----          ----       ----       ----       ----
                                                               [Restated]
                                                     $              $          $         $           $
Total Assets                                        934,701       415,127      nil       nil         nil
Total Liabilities                                 2,318,412     1,566,531      900       nil         nil
Shareholders' Equity (Deficiency)                (1,383,711)     (546,483)    (900)      nil         nil
Long-Term Obligations                             1,566,531       810,000      nil       nil         nil
Cash Dividends                                       nil            nil        nil       nil         nil

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's results of operations and financial position should be read in conjunction with the Selected Financial Data and the Company's financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

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

Our primary objective will be Internet development, marketing and merchandising to provide (i) turnkey, individually branded, e-commerce department stores to affinity groups such as churches, schools and unions and (ii) redemption centers for recipients of premiums from various merchants.

During the next twelve months, we intend to increase the number of affinity groups and numbers of merchants for which we develop Affinity Stores and Redemption Centers, respectively.

                    Material Changes in Results of Operations

We remain a development stage company. As of December 31, 2000, the Company continued organizational activities, the development of a strategic plan and raising capital. Full operations, as defined by our strategic plan, have not commenced. Prior to June 1999, we had no active business operations and from June 1999 through December 31, 2000 there have been no material or substantive transactions or results of operations. As a result, no meaningful comparison can be made between our present operations and our operations during the years ended December 31, 1994 to December 31, 1999.

                     Material Changes in Financial Condition

Our total assets were approximately $935,000 at December 31, 2000 compared with $1,019,000 at September 30, 2000, $934,000 at June 30, 2000, $1,078,000 at March
31, 2000 and $415,000 at December 31, 1999. During this fourth quarter, our inventory, property and equipment have remained relatively constant. Most of the decline in total assets is attributed to amortization of our web site design and, to a lesser degree, our comprehensive, on-line marketing and Power PointTM presentation. Our cash and short-term investments were approximately $80,000 as of December 31, 2000, compared with $9,000 at September 30, 2000, $30,000 at June 30, 2000, $202,000 at March 31, 2000 and $39,000 at December 31, 1999. Our
current liabilities were approximately 752,000 as of December 31, 2000, compared with $507,000 at September 30, 2000, $504,000 at June 30, 2000, $217,000 at
March 31, 2000, and 152,000 at December 31, 1999. This increase was principally the result of operating costs and deposits received on stock to be issued.

For the twelve months ended December 31, 2000 we had revenues from operations of $18,763, $5,800 during the fourth quarter, $3,625 during the third quarter, $5,055 during the second quarter, and $4,283 during the first quarter. During the twelve months ended December 31, 2000 we had no active business operations. As a result, we had no material transactions or results of operations that require a comparison to our operations during the twelve-month period ended December 31, 1999. Because we have not begun actual operations as of this date, we consider these revenue numbers to be immaterial. During the twelve months ended December 31, 2000, we incurred direct costs and total expenses of $4,001,902 (includes $200,000 stock options issued for services), as compared to $6,834,906 (includes $6,163,321 stock options issued for services), for the twelve months ended December 31, 1999. The costs and total expenses incurred were primarily to continue the development of an infrastructure to operate the business pursuant to our business plan. The components of the costs and total expenses for the twelve months ended December 31, 2000 in the amount of $4,001,902 are as follows: payroll, casual labor and related benefits $696,776; professional fees $271,039; commissions $214,656; consulting fees $278,805; rent $192,011; interest on promissory notes $600,480; amortization of web site design and comprehensive, on-line marketing and Power PointTM presentation costs $387,680; and deferred compensation expense in connection with employee stock options $964,972; telephone $78,999; office supplies $30,763; travel and related costs $68,299; advertising $30,848; depreciation $13,647; equipment lease expense $15,912; insurance costs $24,884; marketing costs $8,624; other operating costs $123,507.

                         Liquidity and Capital Resources

During the period December 1, 1999 through March 31, 2000, we raised an aggregate of $1,333,975 in a financing transaction that was begun on December 1, 1999, and completed on February 8, 2000. We received approximately $9,300 from our operations during the six-month period ending June 30, 2000. During the period June 30, 2000, through September 30, 2000, we raised an additional

$746,964 in financing, and received approximately $3,625, in cash from our operations. During the period September 30, 2000 through December 31, 2000 we raised additional financing in the amount of $337,388, and we generated approximately $5,800 from operations. For the year ended December 31, 2000 we have generated cash from financing of approximately $2,265,000. During the same time period we have used cash of approximately $1,634,000, for operating activities, and we have used cash of approximately $589,000 for investments in fixed assets, web site and a comprehensive, on-line Power PointTM presentation.

As of December 31, 2000, we had $80,448 in cash. We intend to raise the additional $2.1M in capital we require for the remainder of the year through additional sales of unregistered shares of our common stock conducted under exemptions provided by the Securities Act or by the rules of the SEC. We also intend to fund a portion of our inventory expansion by using lines of credit, which may be secured by such inventory. There can be no assurance that we will be able to raise additional capital or obtain line-of-credit financing on favorable terms and in the time required. If we are unable to meet the requirements necessary to finance our inventory expansion, our implementation plans could be severely and adversely impacted, and it is questionable whether we could continue as a going concern. We anticipate that our cash requirements will continue to increase during the remainder of calendar year 2001 as a result of salaries, professional fees and related expenses associated with the anticipated expansion of our operations. There can be no assurance that our actual expenditures for such periods will not exceed our estimated operating budget. Actual expenditures will depend upon a number of factors, some of which are beyond our control, including, among other things, reliability of the assumptions of management in estimating costs and timing, and the time expended by professionals and consultants and fees associated therewith.

                                Recent Financing

Our business activities and operations have been partially funded to date through issuance of shares of our common stock. The following transactions had been completed as of December 31, 2000:

On February 8, 2000, we obtained more than $1.3 Million in a financing transaction with Monavia, Limited, a corporation organized and legally existing under the laws of the Isle of Man. Monavia received our non-negotiable, 9% promissory note due February 7, 2003 plus a three-year warrant to purchase 681,987 shares of our common stock at an exercise price of $15.00 per share (the market price on the date of the warrant).

On July 21, 2000, we issued a non-negotiable, 9% promissory note due July 20, 2003 plus a three-year warrant to purchase 321,932 shares of our common stock at an exercise price of $16.50 per share (the market price on the date of the warrant). This sale was made to Monavia. Ltd. This offering was not underwritten. The sale was exempt from registration in reliance upon Section 4(2) of the Securities Act since it did not involve a public offering.

On September 13, 2000, we entered into an agreement with Carousel Finance Limited to issue up to 1,000,000 units, each comprised of one share of our common stock and one warrant to purchase an additional share of our common stock, for a purchase price of $5.00 per unit. The warrant entitles the holder to purchase the common stock at an exercise price of $10 for a term of five years. The following purchases of Units were made pursuant to that agreement:

              Date                     Amount                Number of Units
              ----                     ------                ---------------
           9/18/2000                  $100,000                   20,000
           10/02/2000                  $50,000                   10,000
           10/26/2000                  $50,500                   10,100
           11/06/2000                 $161,885                   32,377
           12/29/2000                  $75,000                   15,000

The sale was exempt from registration in reliance upon Section 4(2) of the Securities Act since it did not involve a public offering.

Subsequent to the end of the year, on February 14, 2001, we entered into an agreement with Consensus Investments Limited to issue 666,666 shares of our common stock and warrants to purchase an additional 1,333,332 shares of our common stock, for a purchase price of $1,000,000.00. The warrant entitles the holder to purchase the common stock at an exercise price of $1.875 for a term of five years. The sale was exempt from registration in reliance upon Section 4(2) of the Securities Act since it did not involve a public offering.

                          New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective for the fourth quarter of 2000. The Company does not expect SAB 101 to have a material effect on its results of operations, financial position or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We retained Rachlin Cohen & Holtz (RCH) as our independent accountants to audit our financial statements effective as of October 7, 1999. Subsequent to that date, in connection with their audits of our financial statements, there were no disagreements with RCH on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

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

As of April 6, 2001, the following persons were our directors and/or executive officers:

          Name and present office held                Director and Officer since

          David Saltrelli, President, Director        March 1999
          Peter Schuster, Secretary, Treasurer,       March 1999
          Director

The following is a brief biographical information on each of the officers and directors of listed:

DAVID SALTRELLI. Age 52. David Saltrelli holds a Masters in Business Administration (MBA) from the Simon School of Business at the University of Rochester where he majored in Finance & Economics. After completing four years in the United States Navy, David went on to become a leading stock and commodity broker for the Investment Firms of Merrill Lynch and Prudential Bache where he pioneered computerized commodity trading. He went into the Real Estate Development business in 1981 when he became President of Pantra Investments and quickly became one of the largest Developers of Vacation Timeshare Property in the United States with sales totaling over $50,000,000. Realizing the need for up to the minute marketing and sales techniques David went on to build a successful direct mail and premium incentive company that serviced many of the Fortune 500 companies. David's companies employed over 200 full time employees that concentrated in traffic building for over 1,000 companies nationwide. His newest endeavors have been focused on delivering downloadable online premiums and incentives that can be used to generate large amounts of traffic (hits) to web sites on the Internet. He brings his over 30 years of direct marketing to Netmaximizer.com, Inc. and he concentrates his efforts in building vast amounts of online traffic for the company and linking webmasters as well.

PETER SCHUSTER. Age 54. Peter Schuster, subsequent to completing undergraduate and graduate degrees in Rochester, New York, began a career in the telecommunications industry during which he held numerous managerial positions at the largest independent operating telco including Customer Service Manager, Operations Manager, and finally Personnel Manager during which he was responsible for all corporate employment, human resource planning, management training, and organization development. As a business leader, Schuster served as a director of the Monroe County Industrial Development Council where he was responsible for the approval of all bank submitted proposals for commercial development in Monroe County (Rochester, N.Y.) applying for tax exempt revenue bonds. As an independent real estate developer, completing several commercial and residential rehab projects, Schuster received the "Best Rehab Conversion" award for historical preservation properties, and subsequently developed numerous commercial properties within the Interval Ownership industry. He brings years of corporate organizational and human resource skills along with entrepreneurial development and marketing background to Netmaximizer.com, Inc. and focuses principally on building and managing the human resource infrastructure.

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

We presently have no agreements with anyone to serve as an independent director and can offer no assurance that we will obtain the agreement of any individual to serve as an independent director. Accordingly, we have no audit committee.

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

During its initial testing phase beginning on November 4, 1999 and continuing to March 1, 2000, the Company offered premiums and incentives including Airchecks, hotel vouchers and merchandise to affinity group members to promote the sale of products, albeit never in a telemarketing context. As of March 1, 2000, we eliminated the use of travel-related incentives, as we determined that our affinity group members relate better to a more tangible, name-product incentive. Nonetheless, if the FTC were to determine that Mr. Saltrelli, as our President, or Netmaximizer.com itself had violated the terms of the Injunction between November 4, 1999 and March 1, 2000, by engaging in prohibited conduct, it may seek to enforce the Injunction directly against us.

The Injunction gives the FTC the right to access during normal business hours the premises of any businesses which Mr. Saltrelli is involved in, including the offices of Netmaximizer.com, Inc. Until June of 2000, Mr. Saltrelli was required to disclose the existence and contents of the Injunction to any of his employees, agents, independent contractors, distributors or sales persons engaged in the marketing, distribution or sale of any travel-related products or services or premiums or incentives.

                                  IRS Tax Liens

The Internal Revenue Service has filed several federal tax liens against David Saltrelli relating to unpaid federal income taxes. One lien covers the periods beginning with the tax year ending December 31, 1979 and continuing through the tax year ending December 31, 1982 in the aggregate amount of $902,889.20. The second covers tax years 1993, 1994 and 1995 in the aggregate amount of $36,721.98. These tax liens should have no effect on Netmaximizer.com, Inc.

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

             Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based on our review of these reports and written representations from the persons required to file them, we believe each of our directors and executive officers timely filed all the required reports during fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Our President received total cash compensation from us of $30,920 for 1999, and $180,000 for 2000. Our Secretary received total cash compensation from us of $24,379 for 1999 and $144,000 for 2000. No cash compensation was paid to either our President or Secretary prior to September 30, 1999. Our intent going forward is to pay to our President a monthly salary of $15,000 and to our Secretary a monthly salary of $12,000. Additionally, our two executive officers, Peter Schuster and David Saltrelli, were granted stock options on April 5, 1999 as set forth on the table below. No grants of stock options to executive officers and directors were made prior or subsequent to April 5, 1999.

                                  Stock Options

We reserved 7,809,600 shares of common stock for issuance pursuant to the 1999 Employee Stock Option Plan. On April 5, 1999, we granted stock options for 7,809,600 shares of common stock to our officers, employees and consultants. No grants of stock options were made prior to April 5, 1999 and no stock appreciation rights were granted to these individuals. The grants to consultants were compensation for services rendered in connection with the web site design, sales platform design, affinity group program design, and other similar services. See also Item 3, Legal Proceedings.

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

                                INDIVIDUAL GRANTS
                                -----------------
                                                                                                POTENTIAL REALIZABLE
                             NUMBER OF                                                        VALUE AT ASSUMED ANNUAL
                            SECURITIES        PERCENT OF TOTAL                                  RATES OF STOCK PRICE
                        UNDERLYING OPTIONS    OPTIONS GRANTED                                 APPRECIATION FOR OPTION
                              GRANTED           T0 EMPLOYEES       EXERCISE      EXPIRATION           TERM(4)
                                                                     PRICE          DATE              ------
         NAME                 (#)(1)                (2)            ($/SH)(3)        ----          5%          10%
         ----                 ------                ---            ---------                      --          ---
David A. Saltrelli..         1,815,648             48.6%             2.00         04/05/04    $4,634,556   $7,310,298

Peter G. Schuster...         1,815,648             48.6%             2.00         04/05/04    $4,634,556   $7,310,298
                             ---------             -----                                      ----------   ----------

TOTAL                        3,631,296             97.2%                                      $9,269,112  $14,620,596
                             =========             =====                                      ==========  ===========

(1) Each of the options listed in the table is currently exercisable. The initial grant was for options to purchase 605,216 shares. The number indicated in the chart reflects the effect of our stock split. Each of the options has a five-year term.

(2) Options were issued to purchase a total of 7,809,600 shares of our common stock under our 1999 Employee Stock Option Plan. Of that, 4,178,304 were issued to consultants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 6, 2001 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and officers, and
(iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                            Name and Address of                Amount and Nature of
    Title of Class           Beneficial Owner                  Beneficial Ownership         Percentage of Class(1)
    --------------           ----------------                 --------------------         ----------------------
Common Stock            David Saltrelli                              9,065,648(2)                    21.7%
                        4400 N. Federal Highway, Suite 307
                        Boca Raton, FL 33431

Common Stock            Peter Schuster                               9,105,648(2)                    21.8%
                        4400 N. Federal Highway, Suite 307
                        Boca Raton, FL 33431

Common Stock            Steven Howell                                4,371,303(3)                     9.6%
                        437 West Bockman Way
                        Sparta, TN 38583

Common Stock            Acuff Wilson Acuff Nisbet P.C.               3,348,000(4)                     8.4%
                        101 South Jefferson
                        Cookeville, TN 38501

Common Stock            Martin Leigh                                 2,250,000(4)                     5.6%
                        Room E61 Suite 42533
                        Freeport Bahamas

Common Stock            All executive officers and                  18,171,296                       41.7%
                        directors as a group (2 persons)

(1) Based on an aggregate of 39,957,149 shares outstanding as of April 6, 2001, and, with respect to each holder of options exercisable, or notes convertible, within 60 days of April 6, 2001, the shares issuable under such instruments.

(2) Includes 1,815,648 shares of common stock for David Saltrelli and 1,815,648 shares of common stock for Peter Schuster that may be purchased pursuant to the exercise of vested stock options within 60 days.

(3) As disclosed in the Schedule 13D filed by Steven Howell ("Howell") on May 12, 2000, Mr. Howell has sole voting power and sole investment power with respect to all of the reported shares. Includes 56,655 shares of common stock owned by Network 2001, Inc., a corporation solely owned by Howell, and 1,614,648 shares of common stock that may be acquired upon the exercise of vested stock options.

(4) Based solely upon the report of transfer agent dated as of April 6, 2001.

                               Changes in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective March 31, 1999, we entered into an agreement with Network 2001, Inc. ("Network") for the design and development of our web site. Network is a corporation wholly-owned by Mr. Steven Howell, one of our shareholders who owns more than 5% of our outstanding shares of common stock. We have subsequently and continue to be supported in our software development efforts by Network. For a discussion of the subsequent transactions, please see "Development of our Website" under the section entitled "Development of the Business."

As discussed above under "Recent Shares of our Unregistered Securities, Monavia, Limited, purchased two promissory notes plus warrants to acquire 1,003,919 shares of our common stock for cash in transactions during February, 2000 and July, 2000. At the time of those transactions, Monavia was a shareholder holding less than 0.1% of our outstanding shares.

Except for the ownership of our securities and the development of our web site that we have disclosed above, none of our directors, executive officers, holders of five percent (5%) of our outstanding shares of common stock, or any associate or affiliate of such person, have, to our knowledge, had a material interest, direct or indirect, during the three fiscal years ended December 31, 1998, 1999 and 2000 in any proposed transaction which may materially affect us.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report.

(1) Financial Statements:

Report of Independent Certified Public Accountants.......................   F-1
Balance Sheets...........................................................   F-2
Statements of Operations.................................................   F-3
Statements of Stockholders' Equity (Deficiency...........................   F-4
Statements of Cash Flows                                                    F-5
Notes to Financial Statements............................................   F-7

(2) Financial Statement Schedules:
     Not applicable.

(3) Exhibits filed as part of this Report:

         Exhibit
          Number      Description
          ------      -----------
    *      3.1    Articles of Incorporation of RLN Realty Associates, Inc.
                  effective June 29, 1995.
    *      3.2    Articles of Amendment to RLN Realty Associates, Inc. filed on
                  June 9, 1998.
    *      3.3    Articles of Amendment to RLN Realty Associates, Inc. filed on
                  March 1, 1999.
    *      3.4    Bylaws of Netmaximizer.com, Inc.
   **      10.1   Lease Agreement by and between Netmaximizer.com, Inc. and
                  Sanctuary of Boca, Inc. dated January 3, 2000.
   **      10.2   Lease Agreement by and between Netmaximizer.com, Inc. and
                  Sanctuary of Boca, Inc. dated January 20, 2000.
   **      10.3   Lease Agreement by and between Netmaximizer.com, Inc. and
                  Sanctuary of Boca, Inc. dated March 3, 2000.
   **      10.4   Warehouse Lease Agreement by and between Netmaximizer.com,
                  Inc. and American Sales Industries dated February 1, 2000.
   **      10.5   Purchasing Agreement by and between Netmaximizer.com, Inc. and
                  American Sales Industries dated March 14, 2000.
   **      10.6   Non-negotiable 9% Promissory Note from Netmaximizer.com, Inc.
                  to Monavia, Limited, dated as of February 8, 2000.
   **      10.7   Monavia, Limited, Warrant to Purchase 681,987 Shares of Common
                  Stock of Netmaximizer.com, Inc. dated February 8, 2000.
           10.8   Carousel Finance Limited Securities Purchase Agreement dated
                  September 13, 2000
           10.9   First Amendment to Carousel Finance Limited Securities
                  Purchase Agreement dated October 1, 2000
           10.10  Form of Warrant to purchase shares of Netmaximizer.com, Inc.
                  common stock issued to Carousel Finance Limited between
                  September and December, 2000
           10.11  Subscription Agreement from Consensus Investments Limited dated February 12, 2001, for $1,000,000.
           10.12  Warrant to purchase shares of Netmaximizer.com, Inc. common stock issued to Consensus Investment Limited on February 12,
                  2001

* Previously filed as an exhibit to the Company's Registration Statement on Form 10, dated December 7, 1999 and incorporated by reference.

** Previously filed as an exhibit to the Company's Amendment No. 1 to Registration Statement on Form 10, dated April 6, 2000 and incorporated by reference.

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

Date: April 12, 2001                      NETMAXIMIZER.COM, INC.
                                          (Registrant)


                                          By: /s/ David A. Saltrelli
                                              --------------------------
                                              David A. Saltrelli, President


    Each person whose signature appears below hereby constitutes and appoints David Saltrelli his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                          DATE
       ---------                        -----                          ----
/s/David A. Saltrelli                 President and Director      April 12, 2001
---------------------------------      (Principal Executive
David A. Saltrelli                      Officer)


/s/Peter G. Schuster                  Secretary, Treasurer and    April 12, 2001
---------------------------------       Director (Principal
Peter G. Schuster                       Financial Officer)

================================================================================













                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998











================================================================================

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                                                       PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1


FINANCIAL STATEMENTS

   Balance Sheets                                                       F-2

   Statements of Operations                                             F-3

   Statements of Stockholders' Deficiency                               F-4

   Statements of Cash Flows                                             F-5

   Notes to Financial Statements                                    F-6 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Netmaximizer.com, Inc.
Boca Raton, Florida

We have audited the accompanying balance sheets of Netmaximizer.com, Inc. (a development stage enterprise) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2000, and cumulative from inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netmaximizer.com, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and cumulative from inception, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company is subject to certain risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

As discussed in Note 3 to the financial statements, an error in accounting for payments made on behalf of the Company by certain stockholders and an obligation to issue options to purchase common stock granted pursuant to a certain agreement was discovered by management. Accordingly, an adjustment has been made to properly reflect this transaction in the accompanying financial statements.

                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
February 16, 2001

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                                                December 31,
                                                                                      ------------------------------
                                                                                          2000              1999
                                                                                      -------------     ------------
                                                                                                          (Restated)
                                      ASSETS
                                      ------
Current Assets:
     Cash, including restricted cash of $1,272 and $683                               $      80,448     $     39,055
        Inventories                                                                         158,287           29,886
                                                                                      -------------     ------------
            Total current assets                                                            238,735           68,941

Property and Equipment                                                                       80,637           28,843

Web Site Design, Net of Amortization of $413,611 and $50,000                                521,389          300,000

Other Assets                                                                                 93,940           17,343
                                                                                      -------------     ------------
                   Total assets                                                       $     934,701     $    415,127
                                                                                      =============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------

Current Liabilities:
     Accounts payable and accrued liabilities:
          Accrued interest, stockholder                                               $     134,961     $         --
          Related parties                                                                   113,450               --
          Other                                                                             475,728          123,790
     Due to officer/stockholder                                                              23,046           27,820
     Note payable, other                                                                      4,696               --
                                                                                     -------------     ------------

                   Total current liabilities                                                751,881          151,610
                                                                                      -------------     ------------

Long-Term Debt and Other Obligations:
     Notes payable, stockholder, net of unamortized discount of $1,519,421
          in 2000                                                                           461,518          150,000
     Deposits on stock to be issued                                                         437,388               --
     Obligation related to stock options to be issued                                       660,000          660,000
     Note payable, other                                                                      7,625               --
                                                                                      -------------     ------------
                                                                                          1,566,531          810,000
                                                                                      -------------     ------------
Commitments, Contingencies  and Subsequent Events                                                --               --

Stockholders' Deficiency:
     Preferred stock, $.001 par value; authorized 2,000,000 shares;
          none issued and outstanding                                                            --               --
     Common stock, $.001 par value; authorized 75,000,000 shares;
          issued and outstanding 39,203,006 and 39,153,006 shares                            39,203           39,153
     Additional paid-in capital                                                           9,386,029        7,205,140
     Deficit accumulated during the development stage                                   (10,808,943)      (6,825,804)
     Deferred  compensation                                                                      --         (964,972)
                                                                                      -------------     ------------
                   Total stockholders' deficiency                                        (1,383,711)        (546,483)
                                                                                      -------------     ------------
                   Total liabilities and stockholders' deficiency                     $     934,701     $    415,127
                                                                                      =============     ===========


                        See Notes to financial statements

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,                 Cumulative
                                                                       -----------------------                   from
                                                               2000              1999          1998            Inception
                                                               ----              ----          ----            ---------
                                                                              (Restated)                       (Restated)
                                                          $    18,763      $    15,002     $       --       $     33,765
                                                          -----------      -----------     ----------       ------------
Revenue

Costs and Expenses:
    Direct costs of revenue                                    18,292            9,560             --             27,852
    Stock and options issued for services                     200,000        6,163,321             --          6,363,321
    General and administrative                              1,854,557          612,025            900          2,472,482
    Amortization of deferred compensation expense             964,972               --             --            964,972
    Amortization of web site design                           363,601           50,000             --            413,601
    Amortization of debt discount                             461,518               --             --            461,518
    Interest expense, stockholder                             138,962               --             --            138,962
                                                          -----------      -----------     ----------       ------------
                                                            4,001,902        6,834,906            900         10,842,708
                                                          -----------      -----------     ----------       ------------

Net Loss                                                  $(3,983,139)     $(6,819,904)    $     (900)      $(10,808,943)
                                                          ===========      ===========     ==========       ============

Net Loss Per Share - Basic and Diluted                    $     (0.10)     $     (0.17)    $       --
                                                          ===========      ===========     ==========

Weighted Average Shares Outstanding                        39,166,705       39,066,446      3,000,000
                                                          ===========      ===========     ==========




                        See Notes to financial statements

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                               Deficit
                                                          Common Stock                       Accumulated
                                                          ------------        Additional     During the
                                                                               Paid-In      Development       Deferred
                                                        Shares      Amount     Capital         Stage        Compensation   Total
                                                        ------      ------     -------         -----        ------------   -----
                                                                              (Restated)     (Restated)
Inception (June 29, 1995) to December 31, 1995                 --  $      --  $        --    $       --    $      --   $        --
                                                       ---------- ----------  -----------    ----------    ---------   -----------
Balance, December 31, 1995                                     --         --           --            --           --            --
Year Ended December 31, 1996:
   Stock issued for services ($.0017 per share)         3,000,000      3,000        2,000            --           --         5,000
   Net loss                                                    --         --           --        (5,000)          --        (5,000)
                                                       ---------- ----------  -----------    ----------    ---------   -----------
Balance, December 31, 1996                              3,000,000      3,000        2,000        (5,000)          --            --

Year Ended December 31, 1997:
   Net loss                                                    --         --           --            --           --            --
                                                       ---------- ----------  -----------    ----------    ---------   -----------

Balance, December 31, 1997                              3,000,000      3,000        2,000        (5,000)          --            --

Year Ended December 31, 1998:
   Net loss                                                    --         --           --          (900)          --          (900)
                                                       ---------- ----------  -----------    ----------    ---------   -----------

Balance, December 31, 1998                              3,000,000      3,000        2,000        (5,900)          --          (900)

Year Ended December 31, 1999:
   Sale of common stock, proceeds of which were
      remitted directly to web site developer:
         Issuance of common stock ($.001 per share)    36,000,000     36,000      (24,000)           --           --        12,000
         Issuance of common stock ($1.04 per share)        48,000         48       49,952            --           --        50,000
   Sale of common stock for cash:
         Issuance of common stock ($4.84 per share)         3,510          3       16,997            --           --        17,000
         Issuance of common stock ($5.08 per share)        39,345         39      199,961            --           --       200,000
         Issuance of common stock ($5.46 per share)         5,496          6       29,994            --           --        30,000
   Issuance of common stock for web site
      development services ($5.08 per share)               56,655         57      287,943            --           --       288,000
   Options granted for services                                --         --    6,468,293            --     (964,972)    5,503,321
   Credit for officer compensation                             --         --      150,000            --           --       150,000
   Consulting fees paid by stockholder on behalf
      of Company                                               --         --       24,000            --           --        24,000
   Net loss                                                    --         --           --    (6,819,904)          --    (6,819,904)
                                                       ---------- ----------  -----------    ----------    ---------   -----------

Balance, December 31, 1999                             39,153,006     39,153    7,205,140    (6,825,804)    (964,972)     (546,483)

Year Ended December 31, 2000:
   Amortization of deferred compensation                                                                     964,972       964,972
   Discount on notes payable, stockholder                                       1,980,939                                1,980,939
   Issuance of common stock for services                   50,000         50      199,950                                  200,000
   Net loss                                                    --         --           --    (3,983,139)          --    (3,983,139)
                                                       ---------- ---------- -----------   ------------    ---------   -----------
Balance, December 31, 2000                             39,203,006 $   39,203 $ 9,386,029   $(10,808,943)   $      --   $(1,383,711)
                                                      =========== ========== ===========   ============    =========   ===========


                        See Notes to financial statements

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,                 Cumulative
                                                                      -----------------------                    from
                                                                        2000           1999         1998       Inception
                                                                        ----           ----         ----       ---------
                                                                                    (Restated)                (Restated)
Cash Flows from Operating Activities:
    Net loss                                                         $(3,983,139)    $(6,819,904)  $ (900)     $(10,808,943)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Amortization of deferred compensation                           964,972              --       --           964,972
         Options granted for services                                         --       6,163,321       --         6,163,321
         Common stock issued for services                                200,000              --       --           205,000
         Officer compensation                                                 --         150,000       --           150,000
         Consulting fees paid by stockholder on behalf
           of Company                                                         --          24,000       --            24,000
         Depreciation and amortization                                   401,327          54,755       --           456,082
         Amortization of discount                                        461,518              --       --           461,518
    Changes in operating assets and liabilities:
      Inventories                                                       (128,401)        (29,886)      --          (158,287)
      Other assets                                                       (37,216)        (11,542)      --           (48,758)
      Accounts payable and accrued liabilities                           351,938         122,890      900           475,728
      Accrued interest , stockholder                                     134,961              --       --           134,961
                                                                     -----------     -----------    -----      ------------
           Net cash used in operating activities                      (1,634,040)       (346,366)      --        (1,980,406)
                                                                     -----------     -----------    -----      ------------
Cash Flows from Investing Activities:
    Web site design costs                                               (535,000)             --       --          (535,000)
    Expenditures for property and equipment                              (49,647)         (9,739)      --           (59,386)
    Other                                                                 (4,774)         (1,840)      --            (6,614)
                                                                     -----------     -----------    -----      ------------
           Net cash used in investing activities                        (589,421)        (11,579)      --          (601,000)
                                                                     -----------     -----------    -----      ------------
Cash Flows from Financing Activities:
    Proceeds from long-term debt, stockholder                          1,830,939         150,000       --         1,980,939
    Proceeds from sales of common stock                                  437,388         247,000       --           684,388
    Repayments on notes payable, other                                    (3,473)             --       --            (3,473)
                                                                     -----------     -----------    -----      ------------
           Net cash provided by financing activities                   2,264,854         397,000       --         2,661,854
                                                                     -----------     -----------    -----      ------------
Net Increase in Cash                                                      41,393          39,055       --            80,448

Cash, Beginning                                                           39,055              --       --                --
                                                                     -----------     -----------    -----      ------------
Cash, Ending                                                         $    80,448     $    39,055   $    -      $     80,448
                                                                     ===========     ===========   ======      ============

Non-Cash Investing and Financing Transactions:
    Purchase of equipment in exchange for note payable               $    15,794     $        --
                                                                     ===========     ===========
    Common stock issued for web site development services            $        --     $   288,000
                                                                     ===========     ===========
     Proceeds from sales of common stock remitted directly to
      web site developer                                             $        --     $    62,000
                                                                     ===========     ===========
    Equipment purchased from officer in exchange for debt            $        --     $    23,859
                                                                     ==========      ===========

                        See Notes to financial statements

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



                                                             F-6
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

             On April 10, 2000, the Articles of Incorporation were amended increasing the total number of shares that the Company may issue to 77,000,000 shares, consisting of 75,000,000 shares of common stock, par value $.001 per share and 2,000,000 shares of "blank check" preferred stock, par value $.001 per share.

             The effect of all these actions has been reflected retroactively in the accompanying financial statements.

         Business

             The Company is an Internet marketing and merchandising company that sells an array of products via an e-commerce site. The Company provides access to an e-commerce department store primarily to members of affinity groups such as churches, schools and unions.

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

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits this risk.

         Fair Value of Financial Instruments

             The Company's financial instruments consist primarily of cash, accounts payable, and long-term debt with a related party. The carrying amounts of such financial instruments, as reflected in the balance sheet, approximate their estimated fair value as of December 31, 2000 and 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

         Inventories

             Inventories, comprised primarily of consumer products held for sale, are stated at the lower of cost or market. Cost is determined on the first in, first out basis.

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

         Web Site Design

             Web site design includes costs incurred by the Company to develop the Company's web site. Pursuant to Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company has capitalized the costs incurred to develop the web site and is amortizing such costs over the estimated life of the web site (thirty-six months) (see Note
             4).

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Other Assets

             The Company developed a marketing presentation which is being used to market the Company. The cost of the presentation, which is being amortized over twenty-four months, was incurred to a company owned by an employee and is included in other assets in the amount of approximately $80,000 as of December 31, 2000.

         Income Taxes

             The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Revenue Recognition

             The Company recognizes revenue, including shipping and handling fees, when the merchandise is shipped to customers. Allowances for estimated returns are provided when sales are recorded. Costs associated with shipping and handling are included with direct costs of revenue.

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for 2000, 1999, and 1998 were not material.

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

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Net Loss Per Common Share

             The Company computes loss per share in accordance with SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

             Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

             The Company's potentially issuable shares of common stock pursuant to outstanding stock options are excluded from the Company's diluted computation as their effect would be anti-dilutive.

         Recent Accounting Pronouncements

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective for the fourth quarter of 2000. The implementation of SAB 101 did not have a material effect on the Company's results of operations, financial position and cash flows.

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standard during fiscal year 2000 did not have a material effect on the Company's financial statements.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued)

             In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the third quarter of 2000 and there was no material impact on the Company's results of operations or financial position.

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

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  SUMMARY OF CERTAIN RISKS AND UNCERTAINTIES (Continued)

         Governmental Regulation and Injunction (Continued)

             The injunction gives the FTC the right to access during normal business hours the premises of any businesses which the Company's president is involved in, including the business of the Company. Until June 2000, the Company's president was required to disclose the existence and contents of the injunction to any of his employees, agents, independent contractors, distributors or sales persons engaged in the marketing, distribution or sale of any travel-related products or services or premiums or incentives.

             As a result of the injunction, it may be possible for the FTC to enforce the injunction against the Company if the FTC determined that the Company had violated the terms of the injunction by engaging in prohibited conduct.

         Going Concern Considerations

             The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore, has generated virtually no revenue to date, has incurred substantial net losses in 2000 and 1999, partially as the result of the issuance of certain stock options, and reflects a stockholders' deficiency (liabilities in excess of assets) as of December 31, 2000. The Company has also used substantial amounts of cash in operating activities and investing activities, primarily web site design costs, which cash outflows have been funded primarily by long-term borrowings from a stockholder and sales of common stock. Additionally, the Company is subject to the impacts, if any, of the injunction put in place by the FTC against the Company's president, as described above. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

             Management's plans with regard to these matters include:

                 o The adoption of a business plan intended to address the Company's strategy for growth and expansion of the affinity group membership base;

                 o Raising additional capital through a Securities Purchase Agreement executed during 2000 (see Note 11);

                 o    Debt financing from a stockholder (see Note 6).

                 o    Additional equity financing (see Note 12).

             The eventual success of management's plans cannot be ascertained with any degree of certainty.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)




NOTE 2.  SUMMARY OF CERTAIN RISKS AND UNCERTAINTIES (Continued)

         Summary

             The accompanying financial statements do not include any adjustments that might result from the outcome of the risks and uncertainties described above.

NOTE 3.  PRIOR PERIOD ADJUSTMENT

         As more fully described below, management determined that an error had occurred in the accounting for payments made on behalf of the Company by stockholders and the liability for options to be granted to purchase common stock pursuant to a compensation agreement entered into on June 7, 1999. The accompanying financial statements for 1999 have been restated for the correction of this error in order to reflect the consulting fees incurred measured by the sum of the cash paid by stockholders on the Company's behalf ($24,000) and the fair value of the stock options which would have vested if they were issued ($660,000), a total of $684,000 ($__________ per share).

         On June 7, 1999, the Company entered into a compensation agreement in connection with financial relations consulting services to be rendered to the Company. The agreement, which is for a term of twelve months provided for, among other things, fees of $6,000 payable monthly, expense reimbursements, and incentive stock options for 829,296 shares (giving effect to the 3-for-1 split described in Note 1) of common stock. The options were to have an exercise price of $3.33 per share (giving effect to the 3-for-1 split described in Note 1), a minimum 5 year expiration term and were to be registered. The options were to vest in four equal tranches, based upon (a) execution of a definitive Engagement Agreement; (b) acquiring four new marketmakers for the Company; (c) attaining a total of 500 round lot owners for the purpose of assisting the Company to successfully apply for NASDAQ listing; and
         (d) achieving 250,000 shares of trading activity within 60 days, all as described and defined in the agreement.

         Certain stockholders paid the monthly fee on behalf of the Company for the initial four months. In the fourth quarter of 1999, the Company terminated the contract for nonperformance, among other things. The contract does not specifically provide for termination for cause.

         On January 9, 2001, the consultant filed a legal claim alleging bad faith on the part of the Company, seeking unpaid fees of $48,000, specific performance of the stock options and damages, attorney's fees and costs.

         The Company has filed a counterclaim for breach of contract, alleging that the consultant failed to uphold any part of his obligation and that the consultant, by failing to disclose prior felony convictions, fraudulently induced the Company into entering into the contract. Management intends to defend and prosecute this litigation vigorously. It is not possible to predict the probable outcome with any degree of certainty at this time.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  PRIOR PERIOD ADJUSTMENT (Continued)

         The 1999 financial statements have been restated to record as an expense the consulting fees of $684,000 relating to cash and stock options, and the corresponding increase in additional paid-in capital and an obligation for stock options to be issued. At such time as the outstanding claims are settled or resolved, additional consulting fees or costs to be paid, if any, will be recorded in the financial statements at that time.

NOTE 4.  WEB SITE DESIGN COSTS

         Web site design costs are comprised of the following fees aggregating $935,000 paid to a consultant, which is owned and controlled by a major stockholder:

             Cash                                                       $597,000
             Accounts payable and accrued liabilities                     50,000
             56,655 shares of common stock valued at the market
                value of such stock on the date of issuance ($5.08
                per share) (see Note 10)                                 288,000
                                                                        --------
                                                                        $935,000
                                                                        ========

         The following is an analysis of web site design costs by Phase as of December 31, 2000:

                                                Phase One    Phase Two    Phase Three   Phase Four        Total
                                                ---------    ---------    -----------   ----------        -----
         Cost                                   $350,000     $330,000      $155,000      $100,000        $935,000
         Accumulated amortization                350,000       55,000         8,611            --         413,611
                                                --------     --------      --------      --------        --------
         Unamortized  cost                      $     --     $275,000      $146,389      $100,000        $521,389
                                               =========     ========      ========      ========        ========

         Phase One of the web site was available for use on November 4, 1999, and the Company commenced amortizing the cost of Phase One ($350,000) over an estimated useful life of fourteen months as of that date. Phases Two and Three were placed in service during 2000 and are being amortized over an estimated useful life of thirty-six months. Phase Four of the web site has not been placed in service as of December 31, 2000 and, as a result, is not being amortized. The Company will commence amortizing those costs when Phase Four is placed in service (see Note 12).

NOTE 5.  PROPERTY AND EQUIPMENT

                                            Estimated
                                          Useful Lives      2000        1999
                                          ------------    -------      -------
         Furniture and Equipment            5-7 years     $90,966      $33,597
         Leasehold improvements               7 years       8,073           --
                                                          -------      -------
                                                           99,039       33,597
         Less accumulated depreciation                     18,402        4,755
                                                           ------      -------
                                                          $80,637      $28,843
                                                          =======      =======

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  RELATED PARTY TRANSACTIONS

         Long-Term Debt, Stockholder

             On February 8, 2000, the Company issued a promissory note in the amount of $1,333,975 to a stockholder in exchange for cash. This note bears interest at 9%, with principal due February 7, 2003. As of December 31, 1999, the Company had received an advance of $150,000 against the total funds to be received in consideration for the promissory note. The remaining $1,183,975 proceeds of the note payable were received by February 8, 2000.

             In connection with the promissory note, the Company issued warrants to purchase 681,987 shares of common stock at $15.00 per share, the market price of the Company's common stock on the date of issuance of the warrant. These warrants can be exercised at any time before February 7, 2003.

             On July 21, 2000, the Company issued an additional promissory note in the amount of $646,964 to this stockholder in exchange for cash. The note bears interest at 9%, with principal due July 20, 2003. Prior to June 30, 2000, the Company received an advance of $200,000 against the total funds to be received in consideration for the promissory note. The remaining $446,964 proceeds of the note payable were received by July 21, 2000.

             In connection with the second promissory note, the Company issued warrants to purchase 321,932 shares of common stock at $16.50 per share, the market price of the Company's common stock on the date of issuance of the warrant. These warrants can be exercised at any time before July 21, 2005.

             The Company estimated the fair value of the warrants issued in connection with these promissory notes at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions; no dividend yield; an expected life of three or five years; 100% expected volatility; and 6.00% risk free interest rate.

             The total estimated fair value of the warrants exceeded the face amounts of the promissory notes individually. As a result, the Company recorded discounts in the amount of the face value of the notes ($1,980,939) and is amortizing these discounts as interest expense (additional costs of financing) over the three-year term of the promissory notes in the accompanying financial statements.

                                             Note 1        Note 2      Total
                                             ------        ------      -----

             Promissory note               $1,333,975     $646,964   $1,980,939
             Unamortized discount             926,370      593,051    1,519,421
                                           ----------      -------   ----------
                                           $  407,605     $ 53,913   $  461,518
                                           ==========     ========   ==========

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  RELATED PARTY TRANSACTIONS (Continued)

         Officer/Employees Compensation

             The officer/employees received no compensation for the period from March to August 1999, other than stock options issued (see Note 8). Compensation expense was recorded in the amount of $150,000 for this period with a corresponding increase in additional paid-in capital. During the period from September to December 1999, these officer/employees received $55,229 of cash compensation.

         Web Site Design Costs

             See Notes 4 and 12 regarding payments made to a consultant, which is owned and controlled by a major stockholder.

NOTE 7.  INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                             2000            1999           1998
                                                                             ----            ----           ----
                                                                                          (Restated)
         Tax provision at the statutory rate of 34%                    $  (1,354,000)   $ (2,319,000)     $ (300)
         State income taxes, net of federal income tax                      (119,000)       (204,000)         --
         Change in valuation allowance                                   (17,978,000)     19,105,000         300
         Stock options not exercised                                      19,281,000     (16,582,000)         --
         Amortization of discount                                            170,000              --          --
                                                                       -------------    ------------      ------
                                                                       $          --    $         --      $   --
                                                                       =============    ============      ======

         The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets are as follows:

                                                                                               December 31,
                                                                                           2000            1999
                                                                                           ----            ----
          Benefit of net operating loss carryforwards                                  $ 1,053,000    $    181,000
          Stock options issued for services                                                     --      18,924,000
          Stock issued for compensation                                                     74,000              --
          Less valuation allowance                                                      (1,127,000)    (19,105,000)
                                                                                       -----------    ------------
             Net deferred tax asset                                                    $        --    $         --
                                                                                       ===========    ============

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  INCOME TAXES (Continued)

         At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,845,000, which are available to offset future federal taxable income, if any, through 2020.

         As of December 31, 2000, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established.

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

NOTE 8.  STOCK OPTION PLAN

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

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  STOCK OPTION PLAN (Continued)

         The Company has issued options to purchase a total of 7,809,600 shares of common stock (3,631,296 to employees and 4,178,304 to consultants) out of the shares of common stock provided for in the Stock Option Plan, at an exercise price of $2.00 per share, the price at which the stock was trading as of the day of the grant of the options (giving effect to the stock splits described in Note 1). These options are for a term of five years and contain an anti-dilution provision. The options issued to employees were, among other things, in lieu of compensation for services provided during this organizational stage when no salary was paid to officer/employees prior to September 30, 1999 (see Note 6).

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

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 (no options were granted prior to 1999 or in 2000); no dividend yield; an expected life of five years; 100% expected volatility, and 6.00% risk free interest rate.

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

         Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been adjusted in connection with options issued to employees to the pro forma amounts indicated below:

                                                       2000             1999
                                                       ----             ----
                                                                     (Restated)
          Net loss:
             As reported                            $(3,983,139)  $  (6,819,904)
             Pro forma                              $(3,983,139)   $(12,291,000)

          Loss per share - basic and diluted:

             As reported                                 $(0.10)         $(0.17)
             Pro forma                                   $(0.10)         $(0.31)

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)




NOTE 8.  STOCK OPTION PLAN (Continued)

         A summary of the status of options under this plan and additional options, granted outside of the plan (if any), as of December 31, 2000 and changes during the year ended on that date are presented below:

                                                                Weighted Average
                                                 Shares          Exercise Price
                                                 ------          --------------
          Balance, January 1, 1999                    --                  --
          Options granted                      7,809,600               $2.00
          Options exercised                           --                  --
          Options expired                             --                  --
                                              ----------

          Balance, December 31, 1999           7,809,600               $2.00
          Options granted                             --                  --
          Options exercised                           --                  --
          Options expired                             --                  --
          Balance, December 31, 2000           7,809,600               $2.00
                                              ==========

         Note:  No options were granted prior to 1999.

         The following table summarizes information about options under the plan which are outstanding at December 31, 2000 after giving effect to the November 1, 1999 stock split:

                                         Options Outstanding                          Options Exercisable
                                         -------------------                          -------------------
                                Number          Weighted                            Number             Weighted
                             Outstanding         Average        Weighted         Exercisable           Average
             Range of             at            Remaining        Average              at              Remaining
             Exercise        December 31,      Contractual      Exercise         December 31,        Contractual
              Prices             2000             Life            Price              2000                Life
              ------             ----             ----            -----              ----                ----
              $2.00              7,809,600         3.5            $2.00             7,809,600             3.5
               ====              =========         ===             ====             =========             ===


NOTE 9.  COMMITMENTS AND CONTINGENCIES

         Operating Leases

             The Company leases operating facilities under one year operating leases expiring through January 2002. Monthly rent expense, including cost reimbursements, aggregates approximately $6,000 per month.

             The Company leases equipment under an operating lease which expired December 2000. Monthly payments were approximately $1,200.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         Operating Leases (Continued)

             Beginning February 2000, the Company leased warehouse space from the entity which serves as the purchasing agent for the Company. The lease expired January 31, 2001, after which the Company occupied these premises on a month-to-month basis. The monthly rent is $5,300.

             The future minimum lease payments pursuant to these leases are as follows:

             Year ending December 31:

                2001                                        $70,000
                2002                                          3,000
                                                            -------
                                                            $73,000

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

         Fulfillment Provider

             In the ordinary course of business, the Company has established an arrangement with a fulfillment and warehouse provider. This provider maintains custody of the products purchased by the Company and ships the products to the ultimate consumer once they are ordered. No written contract exists between the Company and this fulfillment provider for these services. The Company pays $2,000 per month plus a per product fee ranging from $.50 to $1.00 for these services. Effective March 2000, the Company ceased using this provider and began doing fulfillment in-house.

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

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)




NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         Merchant Banking Agreement

             In April 1999, the Company entered into an agreement with a banking institution for the processing and collection of credit card transactions. The agreement defines, among other things, various fees and chargebacks, which may be applicable to the Company, and requires that a merchant reserve account be established to cover potential chargebacks or other loss resulting from transactions deposited into the merchant account. As of December 31, 2000, the Company had established a reserve account of $1,272. The agreement may be terminated by either party with thirty days notice.

         Non-Exclusive Purchasing Agent Agreement

             The Company has entered into an agreement, commencing March 14, 2000, with an unrelated party to act as the Company's purchasing agent. The purchasing agent will receive a fee per unit purchased ranging from $.50 to $1.00 determined by the cost of the units purchased. The agreement may be canceled by either party.

NOTE 10. COMMON STOCK

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

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMON STOCK (Continued)

         On September 18, 2000 the Board of Directors authorized the issuance of 50,000 shares of Company common stock as compensation for consulting services. These shares were recorded as consulting expense in the accompanying financial statements. The consulting expense was measured using the fair value of the common shares issued, amounting to $200,000.

NOTE 11. DEPOSITS ON STOCK TO BE ISSUED

         On September 13, 2000 the Company entered into an agreement to issue up to 1,000,000 units, comprised of one share of Company common stock and one warrant, for $5.00 per unit for total proceeds of up to $5,000,000. The warrant entitles the holder to purchase one share of Company common stock for $10.00 for a term of five years. As of December 31, 2000, the Company received $437,388 for the purchase of 87,477 units. Since these shares were not formally issued as of December 31, 2000, the amounts received are classified as deposits on stock to be issued in the accompanying financial statements.

NOTE 12. SUBSEQUENT EVENTS

         Web Site Design

             In January 2001, the Company incurred an additional $525,000 in costs associated with the web site design. The web site designer is a Company owned and controlled by a major stockholder. These costs were substantially paid in February 2001.

         Loan and Consulting Fees - Stockholder

             In January 2001, the Company received $125,000 in loans from a stockholder and the Company incurred $75,000 in consulting fees with a company owned by that stockholder. In February 2001, the Company paid the stockholder $200,000 as repayment of loans and for consulting services rendered.

         Sale of Units

             On February 12, 2001, the Company entered into an agreement to sell 666,666 units, comprised of one share of Company common stock and two warrants, for $1.50 per unit for total proceeds of $1,000,000. The warrant entitles the holder to purchase two shares of Company common stock for $1.875 per share for a term of five years. The Company received $1,000,000 of proceeds on February 14, 2001.

Exhibit Index
-------------
         Exhibit
          Number              Description
          ------              ------------
    *      3.1    Articles of Incorporation of RLN Realty Associates, Inc.
                  effective June 29, 1995.

    *      3.2    Articles of Amendment to RLN Realty Associates, Inc. filed on
                  June 9, 1998.

    *      3.3    Articles of Amendment to RLN Realty Associates, Inc. filed on
                  March 1, 1999.

    *      3.4    Bylaws of Netmaximizer.com, Inc.

   **      10.1   Lease Agreement by and between Netmaximizer.com, Inc. and
                  Sanctuary of Boca, Inc. dated January 3, 2000.

   **      10.2   Lease Agreement by and between Netmaximizer.com, Inc. and
                  Sanctuary of Boca, Inc. dated January 20, 2000.

   **      10.3   Lease Agreement by and between Netmaximizer.com, Inc. and
                  Sanctuary of Boca, Inc. dated March 3, 2000.

   **      10.4   Warehouse Lease Agreement by and between Netmaximizer.com,
                  Inc. and American Sales Industries dated February 1, 2000.

   **      10.5   Purchasing Agreement by and between Netmaximizer.com, Inc. and
                  American Sales Industries dated March 14, 2000.

   **      10.6   Non-negotiable 9% Promissory Note from Netmaximizer.com, Inc.
                  to Monavia, Limited, dated as of February 8, 2000.

   **      10.7   Monavia, Limited, Warrant to Purchase 681,987 Shares of Common
                  Stock of Netmaximizer.com, Inc. dated February 8, 2000.

           10.8 Carousel Finance Limited Securities Purchase Agreement dated September 13, 2000

           10.9 First Amendment to Carousel Finance Limited Securities Purchase Agreement dated October 1, 2000

           10.10 Form of Warrant to purchase shares of Netmaximizer.com, Inc. common stock issued to Carousel Finance Limited between September and December, 2000

           10.11 Subscription Agreement from Consensus Investments Limited dated February 12, 2001, for $1,000,000.

           10.12 Warrant to purchase shares of Netmaximizer.com, Inc. common stock issued to Consensus Investment Limited on February 12, 2001

* Previously filed as an exhibit to the Company's Registration Statement on Form 10, dated December 7, 1999 and incorporated by reference.

** Previously filed as an exhibit to the Company's Amendment No. 1 to Registration Statement on Form 10, dated April 6, 2000 and incorporated by reference.