Form 10-Q
period 2001-03-31
NETMAXIMIZER COM INC
filed 2001-05-15
CIK 1082275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001
                                     --------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

      Commission File No.                  0-28407
                                           -------

                             NETMAXIMIZER.COM, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              FLORIDA                                 65-0907899
   -------------------------------              ---------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)              Identification Number)



        4400 North Federal Highway, Suite 307, Boca Raton, FL      33431
        -----------------------------------------------------     --------
              (Address of principal executive office)            (Zip Code)

                                 (561) 447-9330
               ---------------------------------------------------
               Registrant's telephone number, including area code)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of May 11, 2001 was 39,957,149.

                             NETMAXIMIZER.COM, INC.

                                      INDEX

                                                                          Page
                                                                      ----------

Facing Sheet......................................................... Cover Page

Index....................................................................  i
Part I - Financial Information ..........................................  1
      Item 1. Financial Statements
         Condensed Balance Sheets

              March 31, 2001 and December 31, 2000.......................  2
         Condensed Statements of Operations
              Three months ended March 31, 2001 and March 31, 2000; and
              cumulative from inception..................................  3
         Condensed Statements of Cash Flows
              Three months ended March 31, 2001 and March 31, 2000; and
              cumulative from inception..................................  4
         Notes to Condensed Financial Statements......................... 5-7
      Item 2.  Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations.................... 8-10
      Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk....................................... 10
Part II - Other Information

      Item 1. Legal Proceedings.......................................... 10
      Item 2. Changes in Securities .....................................10-11
      Item 3. Defaults Upon Senior Securities............................ 11
      Item 4. Submission of Matters to a Vote of Security Holders........ 11
      Item 5. Other Information.......................................... 11
      Item 6. Exhibits and Reports on Form 8-K........................... 11
Signature................................................................ 12

PART I - FINANCIAL INFORMATION

This Form 10-Q contains various forward-looking statements and information, including under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to obtain additional capital to meet cash flow and working capital needs and to fund future commitments and operations, to manage inventory to meet potential increases or decreases in demand, potential adverse customer reactions to delivery delays including effects on existing and future orders; competitive practices in the e-commerce industries, changing consumer preferences and risks associated with consumer acceptance of doing business on the Internet, potential delays or production problems associated with foreign sourcing of products, the impact of pricing policies including providing discounts for premium memberships and reliance on affinity groups. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                                 March 31,            December 31,
                                                                                   2001                  2000
                                                                               ------------          ------------
                                                                               (Unaudited)
                                 ASSETS
                                 ------
Current Assets:
 Cash, including restricted cash of $1,272                                     $     33,297          $     80,448
 Inventories                                                                        156,114               158,287
                                                                               ------------          ------------
  Total current assets                                                              189,411               238,735

Property and Equipment                                                               75,060                80,637

Web Site Design, Net                                                                979,445               521,389

Other Assets                                                                         81,863                93,940
                                                                               ------------          ------------
  Total assets                                                                 $  1,325,779          $    934,701
                                                                               ============          ============

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                ----------------------------------------

Current Liabilities:
 Accounts payable and accrued liabilities
  Accrued interest, stockholder                                                $    179,532          $    134,961
  Related parties                                                                        --               113,450
  Other                                                                             439,672               475,728
 Due to officer/stockholder                                                          23,046                23,046
 Note payable, other                                                                  4,696                 4,696
                                                                               ------------          ------------
  Total current liabilities                                                         646,946               751,881
                                                                               ------------          ------------

Long-Term Debt and Other Obligations
 Notes payable, stockholder, net of unamortized discount of $1,375,908
  and $1,519,421                                                                    605,031               461,518
 Deposits on stock to be issued                                                   1,437,388               437,388
 Obligation related to stock options to be issued                                   660,000               660,000
 Note payable, other                                                                  6,564                 7,625
                                                                               ------------          ------------
                                                                                  2,708,983             1,566,531
                                                                               ------------          ------------

Commitments, Contingencies  and Subsequent Events                                        --                    --

Stockholders' Deficiency:
 Common stock, $.001 par value; 75,000,000 shares authorized;
  39,203,006 shares issued and outstanding                                           39,203                39,203
 Additional paid-in capital                                                       9,386,029             9,386,029
 Deficit accumulated during the development stage                               (11,455,382)          (10,808,943)
                                                                               ------------          ------------
  Total stockholders' deficiency                                                 (2,030,150)           (1,383,711)
                                                                               ------------          ------------
  Total liabilities and stockholders' deficiency                               $  1,325,779          $    934,701
                                                                               ============          ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                          Three Months
                                                                        Ended March 31,                  Cumulative
                                                              --------------------------------              from
                                                                  2001                2000               Inception
                                                              -----------          -----------          -----------
                                                                         (Unaudited)                    (Unaudited)
Revenue                                                       $     2,778          $     4,283          $    36,543
                                                               ----------          -----------          -----------

Costs and Expenses:
        Direct costs of revenue                                     2,586                4,445               30,438
        Stock and options issued for services                          --              321,657            6,363,321
        General and administrative                                395,908              493,246            2,868,390
        Amortization of deferred compensation expense                  --                   --              964,972
        Amortization of web site design                            62,639               75,000              476,240
        Amortization of debt discount                             143,513               74,110              605,031
        Interest expense, stockholder                              44,571               17,627              183,533
                                                              -----------          -----------          -----------
                                                                  649,217              986,085           11,491,925
                                                              -----------          -----------          -----------

Net Loss                                                         (646,439)            (981,802)         (11,455,382)
                                                              ===========          ===========          ===========

Net Loss Per Share - Basic and Diluted                              (0.02)               (0.03)
                                                              ===========          ===========

Weighted Average Shares Outstanding                            39,203,006           39,153,006
                                                              ===========          ===========








                        SEE NOTES TO FINANCIAL STATEMENTS

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                         Three Months
                                                                        Ended March 31,                  Cumulative
                                                             ---------------------------------             from
                                                                 2001                 2000               Inception
                                                             ------------         ------------         ------------
                                                                        (Unaudited)                     (Unaudited)
Cash Flows from Operating Activities:
 Net loss                                                    $   (646,439)        $   (981,802)        $(11,455,382)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization of deferred compensation                             --                   --              964,972
     Amortization of discount                                     143,513                   --              605,031
     Depreciation and amortization                                 85,599              152,008              541,681
     Officer compensation                                              --                   --              150,000
     Consulting fees paid by stockholder on behalf
      of Company                                                       --                   --               24,000
     Options granted for services                                      --              321,657            6,163,321
     Common stock issued for services                                  --                   --              205,000
 Changes in operating assets and liabilities:

   Inventories                                                      2,173             (149,974)            (156,114)
   Other assets                                                    (1,000)             (39,627)             (49,758)
   Accounts payable and accrued liabilities                      (149,507)              (7,549)             326,221
   Accrued interest, stockholder                                   44,571               48,354              179,532
                                                             ------------         ------------         ------------
      Net cash used in operating activities                      (521,090)            (656,933)          (2,501,496)
                                                             ------------         ------------         ------------
Cash Flows from Investing Activities:
 Expenditures for property and equipment                               --              (34,933)             (59,386)
 Web site design costs                                           (525,000)            (330,000)          (1,060,000)
 Other                                                                 --                1,503               (6,614)
                                                             ------------         ------------         ------------
      Net cash used in investing activities                      (525,000)            (363,430)          (1,126,000)
                                                             ------------         ------------         ------------
Cash Flows from Financing Activities:
 Proceeds from long-term debt, related party                           --            1,183,975            1,980,939
 Proceeds from sales of common stock                            1,000,000                   --            1,684,388
 Repayments on long-term debt                                      (1,061)                (372)              (4,534)
                                                             ------------         ------------         ------------
      Net cash provided by financing activities                   998,939            1,183,603            3,660,793
                                                             ------------         ------------         ------------
Net Increase (Decrease) in Cash                                   (47,151)             163,240               33,297

Cash, Beginning                                                    80,448               39,055                   --
                                                             ------------         ------------         ------------

Cash, Ending                                                 $     33,297         $    202,295         $     33,297
                                                             ============         ============         ============
Non-Cash Investing and Financing Transactions:
 Equipment purchased in exchange for debt                                         $     15,794
                                                                                  ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

             The condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 2000 financial statements stated that "... the Company's recurring losses from operations and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

         Development Stage Enterprise

             As described above, the Company was incorporated on June 29, 1995, and, since that time, has been primarily involved in organizational activities, developing a strategic plan for the marketing of its products, and raising capital. Planned operations, as described above, have

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2.  WEB SITE DESIGN

         These costs consist of fees for a total of $1,460,000 paid to a consultant, which is owned or controlled by a major stockholder, as follows: $1,172,000 to be paid in cash and 56,655 shares of Company common stock valued at the market value of such stock on the date of issuance ($5.08 per share) or $288,000.

         The following is an analysis of web site design costs by Phase as of March 31, 2001:

                                                Phase One    Phase Two    Phase Three   Phase Four       Total
                                                --------     ---------    -----------   ----------     ----------
         Cost                                   $350,000     $330,000      $155,000      $625,000      $1,460,000
         Accumulated amortization                350,000       82,500        25,833        22,222         480,555
                                                --------     --------      --------      --------      ----------
         Unamortized  cost                      $     --     $247,500      $129,167      $602,778     $   979,445
                                                ========     ========      ========      ========     ===========

         Phase One of the web site was available for use on November 4, 1999, and the Company commenced amortizing the cost of Phase One ($350,000) over an estimated useful life of fourteen months as of that date. Phases Two and Three were placed in service during 2000, Phase Four was placed in service in 2001 and are being amortized over an estimated useful life of thirty-six months.

NOTE 3.  RELATED PARTY TRANSACTIONS

         Loan and Consulting Fees - Stockholder

             In January 2001, the Company received $125,000 in loans from a stockholder and the Company incurred $75,000 in consulting fees with a company owned by that stockholder. In February 2001, the Company paid the stockholder $200,000 as repayment of loans and for consulting services rendered.

NOTE 4.  DEPOSITS ON STOCK TO BE ISSUED

         On September 13, 2000 the Company entered into an agreement to issue up to 1,000,000 units, comprised of one share of Company common stock and one warrant, for $5.00 per unit for total proceeds of up to $5,000,000. The warrant entitles the holder to purchase one share of Company common stock for $10.00 for a term of five years. As of December 31, 2000, the Company received $437,388 for the purchase of 87,477 units. Since these shares were not formally issued as of March 31, 2001, the amounts received are classified as deposits on stock to be issued in the accompanying financial statements.

         On February 12, 2001, the Company entered into an agreement to sell 666,666 units, comprised of one share of Company common stock and two warrants, for $1.50 per unit for total proceeds of $1,000,000. The warrant entitles the holder to purchase two shares of Company common stock for $1.875 per share for a term of five years. The Company received $1,000,000 of proceeds on February 14, 2001. Since these shares were not formally issued as of March 31, 2001, the amounts received are classified as deposits on stock to be issued in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    Overview

         Our primary objective for the next twelve months is to raise sufficient capital to permit us to commence full operation of our Internet development, marketing and merchandising company to provide (i) turnkey, individually branded, e-commerce department stores to affinity groups such as churches, schools and unions and (ii) redemption centers for recipients of premiums from various merchants. If we are successful in raising that capital, we will:

    o Increase our marketing efforts with the affinity groups to encourage their membership to shop at their own affinity store and purchase an array of products and services for which the affinity group will receive a portion of the proceeds of every member purchase.

    o Reach agreements with merchants to "reward" their customers for various activities with premium incentives and establish a branded site for each participating merchant and their customers may redeem incentive vouchers for premiums through that site.

    o Launch our full-scale operation and provide an e-commerce department store that will serve as the fulfillment vehicle for the Affinity Stores and the Redemption Centers.

                    Material Changes in Results of Operations

We remain a development stage company. As of March 31, 2001, the Company continued organizational activities and raising capital. Full operations, as defined by our strategic plan, have not commenced.

For the three months ended March 31, 2001, we had revenue from operations of $2,778, as compared with revenues for the same period ending March 31, 2000 of $4,283. Because neither of these figures represent the result of active business operations, no meaningful comparison can be made between our present operations and our operations during the same quarter of last year.

For the three months ended March 31, 2001, we had revenue from operations of $2,778, $4,283 for the same period ending March 31, 2000 and $36,543 cumulative from inception. During the three months ended March 31, 2001, we had no significant active business operations. As a result, we had no material transactions or results of operations that require a comparison to our operations during the three-month period ended March 31, 2000. Because we have not begun actual operations as of this date, we consider these revenue numbers to be immaterial. During the three months ended March 31, 2001, we incurred general and administrative expenses of $395,908, as compared to $493,246, for the three months ended March 31, 2000. These costs were incurred primarily in the continued development of an infrastructure to operate the business pursuant to our business plan.

                     Material Changes in Financial Condition

Our total assets were approximately $1,325,000 at March 31, 2001 compared with $935,000 at December 31, 2000, and $1,078,000 at March 31, 2000. During this first quarter, our inventory, property, and equipment have remained relatively constant. We have increased our investment in web site design by more than $450,000, principally to allow for the establishment of our redemption centers as described in our annual report on Form 10-K for the year ended December 31, 2000. Our cash and short-term investments were $33,297 at March 31, 2001, compared with $80,448 at December 31, 2000, and $202,295 at March 31, 2000. Our current liabilities were $646,946 at March 31, 2001, compared with $751,881 at December 31, 2000, and $74,110 at March 31, 2000. This increase was principally the result of operating costs.

                         Liquidity and Capital Resources

As of March 31, 2001, we had approximately $33,297, in cash. We intend to raise additional capital through additional sales of unregistered shares of our common stock conducted under exemptions provided by the Securities Act or by the rules of the SEC. We also intend to fund a portion of our inventory expansion by using lines of credit, which may be secured by such inventory. There can be no assurance that we will be able to raise additional capital or obtain line-of-credit financing on favorable terms and in the time required. If we are unable to meet the requirements necessary to finance our inventory expansion, our implementation plans could continue to be severely and adversely impacted, and it is questionable whether we could continue as a going concern. We anticipate that our cash requirements will continue to increase during the remainder of calendar year 2001 as a result of salaries, professional fees and related expenses associated with the anticipated expansion of our operations. There can be no assurance that our actual expenditures for such periods will not exceed our estimated operating budget. Actual expenditures will depend upon a number of factors, some of which are beyond our control, including, among other things, reliability of the assumptions of management in estimating costs and timing, and the time expended by professionals and consultants and fees associated therewith.

                                Recent Financing

On September 13, 2000, we entered into an agreement to issue up to 1,000,000 units, comprised of one share of our common stock and one warrant, for $5.00 per unit. The warrant entitles the holder to purchase one share of our common stock for $10.00 for a term of five years. As of December 31, 2000, when that agreement had expired according to its terms, we had received $437,388 for the purchase of 87,477 units. Since these shares were not formally issued as of March 31, 2001, the amounts received are classified as deposits on stock to be issued in the accompanying financial statements. The shares were issued on April 5, 2001, and are included in the number of outstanding shares reported herein.

On February 12, 2001, we entered into an agreement to sell 666,666 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $1,000,000. The warrant entitles the holder to purchase two shares of our common stock for $1.875 per share for a term of five years. We received $1,000,000 of proceeds on February 14, 2001. Since these shares were not formally issued as of March 31, 2001, the amounts received are classified as deposits on stock to be issued in the accompanying financial statements. The shares were issued on April 3, 2001, and are included in the number of outstanding shares reported herein.

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

Item 2.    Changes in Securities

         On September 13, 2000, we entered into an agreement with Carousel Investments Ltd. to issue up to 1,000,000 units, comprised of one share of our common stock and one warrant, for $5.00 per unit. The warrant entitles the holder to purchase one share of our common stock for $10.00 for a term of five years. As of December 31, 2000, when that agreement had expired according to its terms, we had received $437,388 for the purchase of 87,477 units. Those shares were issued on April 5, 2001. The sale was exempt from registration in reliance upon Section 4(2) of the Securities Act since it did not involve a public offering.

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Index and Exhibits
           None

      (b)The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2001

                                       NETMAXIMIZER.COM, INC.


                                       /s/David A. Saltrelli
                                       -----------------------------------------
                                       David A. Saltrelli, President
                                       President


                                       /s/Peter G. Schuster
                                       -----------------------------------------
                                       Peter G. Schuster, Treasurer
                                       Chief Financial Officer