Form 10-Q
period 2001-06-30
NETMAXIMIZER COM INC
filed 2001-08-14
CIK 1082275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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



      7491 North Federal Highway, C-5, Suite 262, Boca Raton, Florida 33487
      ---------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (561) 750-2143
                                 --------------
               Registrant's telephone number, including area code)


           4400 North Federal Highway, Suite 307, Boca Raton, FL 33431
           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of August 10, 2001 was 40,290,482.

                             NETMAXIMIZER.COM, INC.

                                      INDEX


                                                                                                            Page
                                                                                                       ---------------

Facing Sheet.....................................................................                        Cover Page
Index............................................................................                            i
Part I - Financial Information                                                                               1
      Item 1. Financial Statements
         Condensed Balance Sheets
              June 30, 2001 and December 31, 2000................................                            2
         Condensed Statements of Operations
              Three  months and six months ended June 30, 2001 and June 30, 2000;
              and cumulative from inception......................................                            3
         Condensed Statements of Cash Flows
              Six months  ended June 30, 2001 and June 30, 2000;  and  cumulative
              from inception.....................................................                            4
         Notes to Condensed Financial Statements.................................                          5 - 7
      Item 2.  Management's  Discussion and Analysis of Financial  Conditions and
                  Results of Operations..........................................                          8 - 11
      Item 3. Quantitative and Qualitative Disclosures about Market Risk.........                            11
Part II - Other Information
      Item 1. Legal Proceedings..................................................                            11
      Item 2. Changes in Securities..............................................                            11
      Item 3. Defaults Upon Senior Securities....................................                            11
      Item 4. Submission of Matters to a Vote of Security Holders................                            11
      Item 5. Other Information..................................................                            11
      Item 6. Exhibits and Reports on Form 8-K...................................                            11
Signature........................................................................                            12

                                       i

PART I - FINANCIAL INFORMATION

This Form 10-Q contains various forward-looking statements and information, including under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's limited operating history; history of losses; competition; our ability to manage growth and integration; risks of technological change; competition for customers; our dependence on key personnel; relationships with third party site operators and Aggregators; our ability to protect our intellectual property rights; government regulation of Internet commerce; economic and political factors; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; liability for Internet content; uncertainty regarding infringing intellectual property rights of others; and security risks. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Condensed Balance Sheets June 30, 2001 and December 31, 2000

--------------------------------------------------------------------------------

                                                                                   June 30,          December 31,
                                      ASSETS                                         2001                2000
                                                                                ------------          ------------
                                                                                (Unaudited)
Current Assets:
 Cash, including restricted cash of $1,272                                      $    242,143          $     80,448
 Inventories                                                                              --               158,287
                                                                                ------------          ------------
  Total current assets                                                               242,143               238,735

Property and Equipment                                                                27,736                80,637

Web Site Design, Net                                                               1,133,284               521,389

Other Assets                                                                          75,016                93,940
                                                                                ------------          ------------
  Total assets                                                                  $  1,478,179          $    934,701
                                                                                ============          ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
 Accounts payable and accrued liabilities
  Accrued interest, stockholder                                                 $    224,103          $    134,961
  Related parties                                                                         --               113,450
  Other                                                                              579,199               475,728
 Due to officer/stockholder                                                           21,887                23,046
                                                                                       4,696                 4,696
                                                                                ------------          ------------
  Total current liabilities                                                          829,885               751,881
                                                                                ------------          ------------

Long-Term Debt and Other Obligations
 Notes payable, stockholder, net of unamortized discount of $1,232,395
  and $1,519,421                                                                     748,544               461,518
 Deposits on stock to be issued                                                           --               437,388
 Obligation related to stock options to be issued                                    660,000               660,000
 Note payable, other                                                                   6,564                 7,625
                                                                                ------------          ------------
                                                                                   1,415,108             1,566,531
                                                                                ------------          ------------

Commitments, Contingencies  and Subsequent Events                                         --                    --
Stockholders' Deficiency:
 Common stock, $.001 par value; 75,000,000 shares authorized;
  40,290,482 and 39,203,006 shares issued and outstanding                             40,290                39,203
 Additional paid-in capital                                                       11,322,330             9,386,029
 Deficit accumulated during the development stage                                (12,129,434)          (10,808,943)
                                                                                ------------          ------------
  Total stockholders' deficiency                                                    (766,814)           (1,383,711)
                                                                                ------------          ------------
  Total liabilities and stockholders' deficiency                                $  1,478,179          $    934,701
                                                                                ============          ============


                 See consolidates notes to financial statements.

Condensed Statements of Operations
Three months and six months ended June 30, 2001 and June 30, 2000; and cumulative from inception

--------------------------------------------------------------------------------

                                                              Three Months                     Six Months
                                                              Ended June 30,                  Ended June 30,           Cumulative
                                                       ----------------------------    ----------------------------       from
                                                            2001            2000           2001             2000        Inception
                                                       ------------    ------------    ------------    ------------    ------------

                                                                (Unaudited)                     (Unaudited)            (Unaudited)


Revenue                                                $     40,126    $      5,005    $     42,904    $      9,338    $     76,669
                                                       ------------    ------------    ------------    ------------    ------------


Costs and Expenses:
     Direct costs of revenue                                157,589           3,339         160,662           7,784         188,514
     General and administrative                             287,545         743,697         682,651       1,277,004       3,155,133
     Amortization of web site design                         80,961          74,979         147,915         149,979         561,516
     Amortization of debt discount                          143,513         111,165         287,026         185,275         748,544
     Interest expense, stockholder                           44,571          32,367          85,141          50,140         224,103
     Amortization of deferred
       compensation expense                                      --              --              --              --         964,972
     Stock and options issued for services                       --         321,657              --         643,314       6,363,321
                                                       ------------    ------------    ------------    ------------    ------------
                                                            714,179       1,287,204       1,363,395       2,313,496      12,206,103
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss                                                   (674,053)     (1,282,199)     (1,320,491)     (2,304,158)    (12,129,434)
                                                       ============    ============    ============    ============    ============


Net Loss Per Share - Basic and Diluted                        (0.02)          (0.03)          (0.03)          (0.06)
                                                       ============    ============    ============    ============

Weighted Average Shares Outstanding                      40,003,625      39,153,006      39,605,527      39,153,006
                                                       ============    ============    ============    ============


                 See consolidates notes to financial statements.

Condensed Statements of Cash Flows
Six months ended June 30, 2001 and June 30, 2000; and cumulative from inception

--------------------------------------------------------------------------------

                                                                                             Six Months
                                                                                            Ended June 30,              Cumulative
                                                                                            --------------                from
                                                                                       2001              2000            Inception
                                                                                   ------------      ------------      ------------
                                                                                            (Unaudited)                 (Unaudited)
Cash Flows from Operating Activities:
 Net loss                                                                          $ (1,320,491)     $ (2,045,440)     $(12,129,434)
 Adjustments  to  reconcile  net  loss to net  cash  used  in  operating activities
     Amortization of deferred compensation                                                   --                --           964,972
     Amortization of discount                                                           287,026           185,275           748,544
     Depreciation and amortization                                                      182,113           156,469           649,855
     Officer compensation                                                                    --                --           150,000
     Consulting fees paid by stockholder on behalf of Company                                --                --            24,000
     Options granted for services                                                            --           643,314         6,163,321
     Common stock issued for services                                                        --                --           205,000
     Loss on sale of assets                                                              23,082                --            33,187

 Changes in operating assets and liabilities:
   Inventories                                                                          158,287          (141,492)               --
   Other assets                                                                          14,535          (159,071)          (55,988)
   Accounts payable and accrued liabilities                                            (146,479)          337,921           329,249
   Accrued interest, stockholder                                                         89,142                --           224,103
                                                                                   ------------      ------------      ------------
        Net cash used in operating activities                                          (712,785)       (1,023,024)       (2,693,191)
                                                                                   ------------      ------------      ------------

Cash Flows from Investing Activities:
 Expenditures for property and equipment                                                     --           (38,562)          (59,386)
 Web site design costs                                                                 (623,300)         (330,000)       (1,158,300)
 Other                                                                                   (1,159)           (1,353)           (7,773)
                                                                                   ------------      ------------      ------------
        Net cash used in investing activities                                          (624,459)         (369,915)       (1,225,459)
                                                                                   ------------      ------------      ------------

Cash Flows from Financing Activities:
 Proceeds from long-term debt, related party                                                 --         1,383,975         1,980,939
 Proceeds from sales of common stock                                                  1,500,000                --         2,184,388
 Repayments on long-term debt                                                            (1,061)             (372)           (4,534)
                                                                                   ------------      ------------      ------------
        Net cash provided by financing activities                                     1,498,939         1,383,603         4,160,793
                                                                                   ------------      ------------      ------------

Net Increase (Decrease) in Cash                                                         161,695            (9,336)          242,143

Cash, Beginning                                                                          80,448            39,055                --
                                                                                   ------------      ------------      ------------

Cash, Ending                                                                       $    242,143      $     29,719      $    242,143
                                                                                   ============      ============      ============

Non-Cash Investing and Financing Transactions:
 Equipment purchased in exchange for debt                                          $         --      $     15,794
                                                                                   ============      ============

 Common stock issued for web site development services
                                                                                   $         --      $    288,000
                                                                                   ============      ============

 Proceeds  from  sales of common  stock  remitted  directly  to web site
 developers                                                                        $         --      $     62,000
                                                                                   ============      ============

 Equipment purchased from officer in exchange for debt
                                                                                   $         --      $     23,859
                                                                                   ============      ============


                 See consolidates notes to financial statements.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


NOTE 1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

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

         Business

The Company is an Internet marketing company that introduces customers to those who sell goods and services. The Company collects fees based on visitors who reach third party sites and commissions on any purchases made by such customers. The Company provides access to third party sites primarily to members of affinity groups such as churches, schools and unions.

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 2.  WEB SITE DESIGN

These costs consist of fees for a total of $1,694,800 paid to a consultant, which is owned or controlled by a major stockholder, as follows: $1,406,800 to be paid in cash and 56,655 shares of Company common stock valued at the market value of such stock on the date of issuance ($5.08 per share) or $288,000.

The following is an analysis of web site design costs by Phase as of June 30, 2001:

                                   Phase        Phase        Phase         Phase        Phase
                                    One          Two         Three         Four         Five         Total
                                    ---          ---         -----         ----         ----         -----
Cost                             $350,000     $330,000     $155,000      $625,000     $234,800    $1,694,800
Accumulated amortization          350,000      110,000       38,750        67,073           --       561,516
                                 --------     --------     --------      --------     --------    ----------

Unamortized  cost               $       -     $220,500     $116,250      $557,927     $234,800    $1,133,284
                                =========     ========     ========      ========     ========    ==========

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  WEB SITE DESIGN (Continued)

Phase One of the web site was available for use on November 4, 1999, and the Company commenced amortizing the cost of Phase One ($350,000) over an estimated useful life of fourteen months as of that date. Phases Two and Three were placed in service during 2000, Phase Four was placed in service in 2001 and are being amortized over an estimated useful life of thirty-six months. Phase Five has not yet been placed in service.

In the opinion of management, the functionality of the website and therefore recoverability of costs is not materially affected by the change in the Company's business model.


NOTE 3.  DISPOSITION OF ASSETS

         Inventory

In May 2001, pursuant to a change in business model, the Company sold all the inventory in a liquidation sale for approximately $40,000. The inventory sold had a cost of approximately $158,000.

         Property and Equipment

In May 2001, the Company exchanged property and equipment with a net book value of approximately $44,000 for prepaid rent of approximately $21,000 resulting in a loss on sale of approximately $23,000.


NOTE 4.  COMMON STOCK

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

On May 16, 2001, the Company entered into an agreement to sell 333,333 units, comprised of one share of Company common stock and two warrants, for $1.50 per unit for total proceeds of $500,000. The warrant entitles the holder to purchase two shares of Company common stock for $1.85 per share for a term of five years. The Company received $500,000 of proceeds on May 16, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

The availability of a broad range of content and the acceptance of electronic commerce has driven rapid adoption of the Internet for use by businesses and consumers alike, which has in turn stimulated the proliferation of additional content and electronic commerce. During the last Quarter, we have elected to capitalize more aggressively on the recent developments in doing business on the Internet by revising our business model.

Under our original business model, we intended to provide turnkey, individually branded, e-commerce department stores to sell a wide variety of consumer goods to members of affinity groups, paying a commission on those sales to the affinity groups. An "affinity group" is a group of people who are members of an entity or organization based upon a common interest or goal. Churches, schools, fraternities, and unions are examples of affinity groups.

Subsequently, we expanded that model to include creating redemption centers for recipients of premiums from various merchants. Our idea meant reaching agreements with merchants to "reward" their customers for various activities with premium incentives and establishing a branded site for each participating merchant through which their customers may redeem incentive vouchers for premiums. This aspect of our plan captured the value we had created by making our web site appear to be individually-branded, whether to the affinity group or to the merchant.

Although aspects of those concepts remain within our core business strategy, we have refined our model to exploit more fully the potential of the Internet without persisting in the traditional sale and fulfillment paradigm. As reported below, we have, therefore, sold our inventory and vacated our warehouse and much of our office space. We no longer intend to sell goods to consumers; rather, we will introduce consumers to those who sell goods and services. We will no longer be endeavoring to collect sales revenues; instead we will be following a new model by which we collect fees based on visitors who reach third party sites by means of links through Originating Sites (defined below) and commissions based on sales made to such visitors.

The cornerstone of our business model remains our Originating Sites, portals that appear uniquely and individually branded for each affinity group. Using proprietary technology, we can quickly and efficiently establish these Originating Sites which, although customizable, will allow for pictures of the affinity group leaders, messages and calendars unique to the groups, and even bulleting boards for group posting. Inextricably intertwined with the affinity group material, are various links to third party sites through which affinity group members can obtain goods and services. In order to take full advantage of the Originating Sites' capabilities, a member of an affinity group must register by e-mail address and create his or her unique password. No other identifier data is solicited or collected and no membership fee is required. Once registered, however, a member's accessing certain links or making purchases through third party sites accessed through the Originating Site will allow us to collect a fee from the third party site and pay a portion of that fee to the affinity group. This presents the motivating force behind members' use of the Originating Site and the affinity groups' promotion of the use of the site.

The linchpin of our marketing strategy, therefore, will continue to be to utilize and potentially enhance the affinity groups' internal methods of communication to their members to grow our market share. We have enrolled and continue to enroll affinity groups through the use of commission-only, outside sales representatives. The representatives use our on-line description of an Originating Site and the affinity group program to demonstrate to affinity groups how their members will be able to access third party sites through the

Originating Site, the accuracy of our transaction tracking system and the potential profitability for the affinity group as its members make the purchases from the third party sites that they would otherwise make elsewhere. The affinity group completes an on-line application. Since the affinity group receives a commission on nearly every site visit and purchase its members make, the leaders of that affinity group are incentivized to use the group's internal communications methods (such as the pulpit, a newsletter, a payroll insert, or a flier brought home from school) to market their branded, Originating Site.

We are able to provide access to such a rich and varied collection of third party sites (and derive revenues from fees and commissions resulting from such access) due to relationships we have formed with five industry Aggregators. These Aggregators have each established the electronic means to connect members from the Originating Sites to the sites of leading providers of goods and services, while tracking their activity, recording the value of their visits and, as applicable, transactions, and disbursing the fees and commissions to us that result from such activities. Both the sales representative that recruits an affinity group and the affinity group itself are paid commissions only if and when activities by members of that affinity group result in fees or commissions to us, thereby substantially eliminating the up front marketing and advertising costs typically found in the retail sales industry. Because we collect no money from anyone, maintain no inventory and have minimal need for customer service, our operating expenses will be dramatically reduced.

A number of risks remain under this new business model. Some important factors that could cause actual results or outcomes to differ materially from those discussed in the foregoing include, but are not limited to the following: our limited operating history; history of losses; competition; our ability to manage growth and integration; risks of technological change; competition for customers; our dependence on key personnel; relationships with third party site operators and Aggregators; our ability to protect our intellectual property rights; government regulation of Internet commerce; economic and political factors; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; liability for Internet content; uncertainty regarding infringing intellectual property rights of others; and security risks.

                    Material Changes in Results of Operations

We are a development stage company. As of June 30, 2001, the Company was primarily involved in organizational activities, revising our strategic plan and completing the development of the latest phase of our website. Full operations, as defined by our strategic plan, have not commenced, although as of August 3, 2001, we have opened a small number of Originating Sites for live load testing by means of the actual utilization by the members of those affinity groups. We plan to accelerate our marketing efforts through those and other affinity groups while we open additional Operating Sites throughout the remainder of the third quarter. Prior to June 2000, we had no active business operations and therefore, no material or substantive transactions or results of operations. As a result, no meaningful comparison can be made between our present operations and our operations during the years ended December 31, 1995 to December 31, 1999.

                     Material Changes in Financial Condition

Our total assets were approximately $1,478,000 at June 30, 2001, compared with $935,000 at December 31, 2000, and $1,325,000 at March 31, 2001. The increase in assets during the first six months of calendar year 2001 was primarily attributable to our further development of our web site. Due to the change in our strategic business plan, we sold all of our inventory in a liquidation sale for approximately $40,000. The inventory sold had a cost of approximately $158,000. During this same period we exchanged certain of our property and equipment with a book value of $44,000 for prepaid rent of approximately $21,000. The combined effect of the liquidation of our inventory and the investment in our common stock, discussed below, was to improve our cash account. Our cash and short-term investments were $242,143 at June 30, 2001, compared with $80,448 at December 31, 2000 and $202,295 at March 31, 2001. Our current liabilities were $829,885 at June 30, 2001, compared with $751,881 at December 31, 2000 and $646,946 at March 31, 2001. This increase was principally the result of operating costs.

For the six months ended June 30, 2001, we had revenue from limited operations of $42,904 resulting primarily from the liquidation sale, $40,126 during the second quarter when the sale was conducted and $2,778 during the first quarter. During the six months ended June 30, 2000, we also had minimal active business operations, resulting in revenue from operations of $9,338. Because we have not begun full operations as of June 30, 2001, we consider these revenue numbers to be immaterial.

During the six months ended June 30, 2001 we incurred general and administrative expenses of approximately $1,203,000 as compared to approximately $1,920,000 for the six months ended June 30, 2000. This decrease was due primarily to the revision to our strategic plan, reducing the number of employees, eliminating inventory and certain infrastructure. The components of the general and administrative expenses of approximately $1,203,000 are as follows: amortization of discount $287,000; payroll $231,000; amortization of web site design costs $148,000; professional fees $101,000; interest on promissory notes $90,000; rent $77,000; consulting fees $76,000; commissions $39,000; telephone $21,000; travel $15,000; insurance costs $14,000; depreciation $8,000; other operating costs $96,000.

                         Liquidity and Capital Resources

As of June 30, 2001, we had $242,143 in cash, as compared with $33,297 at March 31, 2001. We received approximately $43,000 in cash from our operations during the six month period ending June 30, 2001. During this same six-month period ending June 30, 2001, we have increased net cash by approximately $162,000, primarily as a result of proceeds from the sale of stock and the liquidation of our inventory during the last quarter.

We intend to fund continuing operations of the Company through revenues generated by fees and commissions which are commencing as we establish additional Operating Sites. Nonetheless, it may be necessary for us to raise additional capital through additional sales of unregistered shares of our common stock conducted under exemptions provided by the Securities Act or by the rules of the SEC. There can be no assurance that we will be able to receive sufficient revenue for operations or to raise additional capital on favorable terms and in the time required. If we are unable to generate sufficient revenues from operations or raise additional capital it is questionable whether we could continue as a going concern.

Because of the revision to our business plan, we anticipate that our cash requirements will be smaller than originally projected due to the reduced number of employees and operating facilities that will be required, as well as the elimination of costs associated with inventory expansion and maintenance. Nonetheless, there can be no assurance that our actual expenditures for the remainder of the year will not exceed our estimated operating budget. Actual expenditures will depend upon a number of factors, some of which are beyond our control, including, among other things, reliability of the assumptions of management in estimating revenues versus costs and timing, and the time expended by professionals and consultants and fees associated therewith. Moreover, we have significant short term liabilities that must be satisfied.

                                Recent Financing

On September 13, 2000, we entered into an agreement to issue up to 1,000,000 units, comprised of one share of our common stock and one warrant, for $5.00 per unit. The warrant entitles the holder to purchase one share of our common stock for $10.00 for a term of five years. As of December 31, 2000, when that agreement had expired according to its terms, we had received $437,388 for the purchase of 87,477 units. The shares were issued on April 5, 2001.

On February 12, 2001, we entered into an agreement to sell 666,666 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $1,000,000. The warrant entitles the holder to purchase two shares of our common stock for $1.875 per share for a term of five years. We received $1,000,000 of proceeds on February 14, 2001. The shares were issued on April 3, 2001.

On May 16, 2001, the Company entered into an agreement to sell 333,333 units, comprised of one share of Company common stock and two warrants, for $1.50 per unit for total proceeds of $500,000. The warrant entitles the holder to purchase two shares of Company common stock for $1.85 per share for a term of five years. The Company received $500,000 of proceeds on May 16, 2001. The shares were issued June 13, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that any of these pending legal proceedings or the previously-reported suit by Charles Aker, individually or in the aggregate, will materially impact the Company's financial condition or results of operations.

Item 2.    Changes in Securities.  None.

Item 3.    Defaults Upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.  None.

Item 5.    Other Information

         Except for agreements with our affinity groups, the Company has terminated substantially all of the leases and contracts previously disclosed. To the best information available to management, we believe there are no remaining material obligations under any of those leases or contracts.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Index and Exhibits

           None.

      (b) The following reports on Form 8-K have been filed by the Company during the period covered by this report:

           None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2001

                                          NETMAXIMIZER.COM, INC.


                                          /s/David A. Saltrelli
                                          --------------------------------------
                                          David A. Saltrelli, President



                                          /s/Peter G. Schuster
                                          --------------------------------------
                                          Peter G. Schuster, Treasurer
                                          Chief Financial Officer