Form 10-Q
period 2001-09-30
NETMAXIMIZER COM INC
filed 2001-11-15
CIK 1082275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001
                                      ------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

                           Commission File No. 0-28407
                                               -------

                             NETMAXIMIZER.COM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                           65-0907899
           -------                                           ----------
 (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification Number)

      7491 North Federal Highway, C-5, Suite 262, Boca Raton, Florida 33487
      ---------------------------------------------------------------------
               (Address of principal executive office)
                                   (Zip Code)

                                 (561) 750-2143
               --------------------------------------------------
               Registrant's telephone number, including area code)


          4400 North Federal Highway, Suite 307, Boca Raton, FL 33431
          -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No  __
     -

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 12, 2001 was 40,450,480.

                             NETMAXIMIZER.COM, INC.

                                      INDEX


                                                                        Page
                                                                      ----------

Facing Sheet ....................................................... CoverPage
Index ..............................................................    i
Part I - Financial Information
   Item 1. Financial Statements ....................................    1
      Condensed Balance Sheets
           September 30, 2001 and December 31, 2000 ................    1
      Condensed Statements of Operations
           Three months and nine months ended September 30, 2001
           and September 30, 2000; and cumulative from inception ...    2
      Condensed Statements of Cash Flows
           Nine months ended September 30, 2001 and September 30,
           2000; and cumulative from inception .....................    3
      Notes to Condensed Financial Statements ......................   4-8
   Item 2.  Management's Discussion and Analysis of Financial
               Conditions and Results of Operations ................   9-12
   Item 3. Quantitative and Qualitative Disclosures about
               Market Risk .........................................   13
Part II - Other Information
   Item 1. Legal Proceedings .......................................   13
   Item 2. Changes in Securities ...................................   13
   Item 3. Defaults Upon Senior Securities .........................   14
   Item 4. Submission of Matters to a Vote of Security Holders .....   14
   Item 5. Other Information .......................................   14
   Item 6. Exhibits and Reports on Form 8-K ........................   14
Signature ..........................................................   15

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                         September 30,     December 31,
                                  ASSETS                                      2001              2000
                                  ------                                 ------------    ------------
                                                                          (Unaudited)
Current Assets:
 Cash, including restricted cash of $1,272 ...........................   $     53,457    $     80,448

  Inventories                                                                      --         158,287
                                                                         ------------    ------------
 Total current assets ................................................         53,457         238,735

Property and Equipment ...............................................         24,728          80,637
Web Site Design, Net .................................................      1,035,870         521,389

Other Assets .........................................................         42,150          93,940
                                                                         ------------    ------------
 Total assets ........................................................   $  1,156,205    $    934,701
                                                                         ============    ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current Liabilities:
 Accounts payable and accrued liabilities:
 Accrued interest, stockholder .......................................   $    268,674    $    134,961
  Related parties                                                                  --         113,450
 Other ...............................................................        409,094         475,728
 Due to officer/stockholder ..........................................         21,388          23,046
  Note payable, other ................................................          4,696           4,696
                                                                         ------------    ------------
 Total current liabilities ...........................................        703,852         751,881
                                                                         ------------    ------------
Long-Term Debt and Other Obligations:
 Notes payable, stockholder, net of unamortized discount of $1,088,882
 and $1,519,421 ......................................................        892,057         461,518
 Deposits on stock to be issued ......................................        140,000         437,388
 Obligation related to stock options to be issued ....................        660,000         660,000
  Note payable, other ................................................          6,564           7,625
                                                                         ------------    ------------
                                                                            1,698,621       1,566,531
                                                                         ------------    ------------

Commitments, Contingencies  and Subsequent Events ....................             --              --
Stockholders' Deficiency:
 Common stock, $.001 par value; 75,000,000 shares authorized;
 40,290,482 and 39,203,006 shares issued and outstanding .............         40,290          39,203
 Additional paid-in capital ..........................................     11,322,330       9,386,029
 Deficit accumulated during the development stage ....................    (12,608,888)    (10,808,943)
                                                                         ------------    ------------
 Total stockholders' deficiency ......................................     (1,246,268)     (1,383,711)
                                                                         ------------    ------------
 Total liabilities and stockholders' deficiency ......................   $  1,156,205    $    934,701
                                                                         ============    ============

                                       1

                   See Notes to Condensed Financial Statements


                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                    Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,         Cumulative
                                                 -------------------          -------------------            from
                                                2001           2000           2001           2000         Inception
                                                ----           ----           ----           ----         ---------
                                                     (Unaudited)                  (Unaudited)            (Unaudited)

Revenue ................................   $        699    $      3,625    $     43,603    $     12,962    $     77,368
                                           ------------    ------------    ------------    ------------    ------------

Costs and Expenses:
         Direct costs of revenue .......          1,494           4,978         162,156          12,762         190,008
         General and administrative ....        188,366         556,080         861,027       1,576,240       3,333,509
         Amortization of web site design         97,414          74,979         255,320         224,957         668,921
         Amortization of debt discount .        143,513         132,730         430,538         318,005         892,056
         Interest expense, stockholder .         49,366          42,124         134,507          90,390         273,469
         Amortization of deferred
         compensation expense ..........             --         321,658              --         964,972         964,972
         Stock and options issued for
         services ......................             --              --              --              --       6,363,321
                                                                           ------------    ------------    ------------
                                                480,153       1,132,549       1,843,548       3,187,326      12,686,256
                                           ------------    ------------    ------------    ------------    ------------

Net Loss ...............................       (479,454)     (1,128,924)     (1,799,945)     (3,174,364)    (12,608,888)
                                           ============    ============    ============    ============    ============

Net Loss Per Share - Basic and Diluted .          (0.01)          (0.03)          (0.05)          (0.08)
                                           ============    ============    ============    ============

Weighted Average Shares Outstanding ....     40,290,482      39,162,136      39,836,354      39,156,083
                                           ============    ============    ============    ============

                                       2

                   See Notes to Condensed Financial Statements

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                          Nine Months
                                                        Ended September 30,         Cumulative
                                                       ---------------------           from
                                                       2001              2000        Inception
                                                       ----              ----        ---------
                                                            (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:
 Net loss ........................................   $ (1,799,945)   $ (3,174,364)   $(12,608,888)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization of deferred compensation .......             --         964,972         964,972
     Amortization of discount ....................        430,539         318,005         892,057
     Depreciation and amortization ...............        295,612         246,004         751,694
     Officer compensation ........................             --              --         150,000
     Consulting fees paid by stockholder on behalf
       of Company ................................             --              --          24,000
     Options granted for services ................             --              --       6,163,321
     Common stock issued for services ............             --         200,000         205,000
     Loss on sale of assets ......................         23,082              --          23,082
 Changes in operating assets and liabilities:
   Inventories ...................................        158,287        (138,158)             --
   Other assets ..................................         34,324        (202,440)        (14,434)
   Accounts payable and accrued liabilities ......       (202,084)        264,305         273,644
   Accrued interest, stockholder .................        133,713          90,390         268,674
                                                     ------------    ------------    ------------
       Net cash used in operating activities .....       (926,472)     (1,431,286)     (2,906,878)
                                                     ------------    ------------    ------------

Cash Flows from Investing Activities:
 Expenditures for property and equipment .........             --         (38,563)        (59,386)
 Web site design costs ...........................       (737,800)       (485,000)     (1,272,800)
 Other ...........................................         (1,658)         (4,191)         (8,272)
                                                     ------------    ------------    ------------
       Net cash used in investing activities .....       (739,458)       (527,754)     (1,340,458)
                                                     ------------    ------------    ------------

Cash Flows from Financing Activities:
 Proceeds from long-term debt, related party .....             --       1,830,939       1,980,939
 Proceeds from sales of common stock .............      1,640,000         100,000       2,324,388
 Repayments on long-term debt ....................         (1,061)         (1,894)         (4,534)
                                                     ------------    ------------    ------------
       Net cash provided by financing activities .      1,638,939       1,929,045       4,300,793
                                                     ------------    ------------    ------------

Net Increase (Decrease) in Cash ..................        (26,991)        (29,995)         53,457


Cash, Beginning ..................................         80,448          39,055              --
                                                     ------------    ------------    ------------

Cash, Ending .....................................   $     53,457    $      9,060    $     53,457
                                                     ============    ============    ============

Non-Cash Investing and Financing Transactions:
 Equipment purchased in exchange for debt ........   $         --    $     15,794
                                                     ============    ============

                   See Notes to Condensed Financial Statements

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

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

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


     Business

          The Company is an Internet marketing company that introduces customers to those who sell goods and services. The Company collects fees based on visitors who reach third party sites and commissions on any purchases made by such customers. The Company provides access to third party sites primarily to members of affinity groups such as churches, schools and unions.


NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 2.  WEB SITE DESIGN (Continued)

          The following is an analysis of web site design costs by Phase as of September 30, 2001:

                              Phase        Phase        Phase        Phase        Phase
                               One          Two         Three        Four         Five          Total
                           ----------   ----------   ----------   ----------   ----------   ----------
Cost ...................   $  350,000   $  330,000   $  155,000   $  625,000   $  234,800   $1,694,800
Accumulated amortization      350,000      137,500       51,667      119,663           --      658,830
                           ----------   ----------   ----------   ----------   ----------   ----------

Unamortized  cost ......            $   $  192,500   $  103,333   $  505,337   $  234,800   $1,035,970
                           ==========   ==========   ==========   ==========   ==========   ==========


          Phase One of the web site was available for use on November 4, 1999, and the Company commenced amortizing the cost of Phase One ($350,000) over an estimated useful life of fourteen months as of that date. Phases Two and Three were placed in service during 2000, Phase Four was placed in service in 2001 and all are being amortized over an estimated useful life of thirty-six months. Phase Five has not yet been placed in service.

          In the opinion of management, the functionality of the website and therefore recoverability of costs was not materially affected by the change in the Company's business model in the quarter ended June 30, 2001.

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

NOTE 4.  COMMON STOCK

          On September 13, 2000 the Company entered into an agreement to issue up to 1,000,000 units, comprised of one share of Company common stock and one warrant, for $5.00 per unit for total proceeds of up to $5,000,000. The warrant entitles the holder to purchase one share of Company common stock for $10.00 for a term of five

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 4. COMMON STOCK (Continued)

          years. As of September 30, 2001, the Company received $437,388 for the purchase of 87,477 units.

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

          On August 29, 2001, the Company entered into an agreement to sell 66,666 units, comprised of one share of Company common stock and two warrants, for $1.50 per unit for total proceeds of $100,000. The warrant entitles the holder to purchase two shares of Company common stock for $2.84 per share for a term of five years. The Company received $100,000 of proceeds on August 29, 2001. The common shares subscribed were issued by the Company on November 12, 2001.

          On September 18, 2001, the Company entered into an agreement to sell 26,666 units, comprised of one share of Company common stock and two warrants, for $1.50 per unit for total proceeds of $40,000. The warrant entitles the holder to purchase two shares of Company common stock for $3.15 per share for a term of five years. The Company received $40,000 of proceeds on September 18, 2001. The common shares subscribed were issued by the Company on November 12, 2001.

          On October 1, 2001, the Company entered into an agreement to sell 66,666 units, comprised of one share of Company common stock and two warrants, for $1.50 per unit for total proceeds of $100,000. The warrant entitles the holder to purchase two shares of Company common stock for $3.90 per share for a term of five years. The Company received $100,000 of proceeds on October 1, 2001. The common shares subscribed were issued by the Company on November 12, 2001.

          On October 19, 2001, the Company entered into an agreement to sell 13,333 units, comprised of one share of Company common stock and two warrants, for $1.50 per unit for total proceeds of $20,000. The warrant entitles the holder to purchase two

                             NETMAXIMIZER.COM, INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 4. COMMON STOCK (Continued)

          shares of Company common stock for $3.20 per share for a term of five years. The Company received $20,000 of proceeds on October 19, 2001.

          On November 3, 2001, the Company entered into an agreement to sell 66,666 units, comprised of one share of Company common stock and two warrants, for $1.50 per unit for total proceeds of $100,000. The warrant entitles the holder to purchase two shares of Company common stock for $2.285 per share for a term of five years. The Company received $20,000 of proceeds on November 3, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include without limitation those factors contained in our Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. In addition, the recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets and other conditions increase the uncertainty inherent in forward-looking statements.

The following discussion of our results of operations and financial condition should be read together with our unaudited Financial Statements contained in
Part I, Item 1 and the related Notes in this Form 10-Q, and our audited Financial Statements and the related Notes contained in our Form 10-K filed with the Securities and Exchange Commission.

                                    Overview

On September 28, 2001 we announced that we ended our extensive beta testing and commenced revenue generating operations. As of that date, we opened eleven (11) originating sites, which are Internet portals that appear uniquely and individually branded for each affinity group enrolled in the Netmaximizer.com Affinity Group Program. An affinity group is a group of people who are members of an organization who share a common interest, such as a church, union or school. We create a link from the affinity group's web site to an originating site that enables the members of the affinity group to visit third party sites and make purchases, thereby generating fees and commissions which are paid to us. We in turn pay forty percent (40%) of those fees to the affinity group. Since September 28, we have opened originating sites for 76 additional affinity groups representing approximately 445,000 members.

On October 3, 2001, we announced that we had reached agreement with Consensus Investments Limited to extend our current financing arrangement with them until March 31, 2002. Based on a letter of intent executed last February, Consensus agreed purchase up to $5 Million of our securities, called units, consisting of one share of our common stock plus warrants to purchase an additional two shares of stock at an exercise price equal to the closing bid price on the date the warrant was issued. The warrants expire five years from their date of issuance and the purchase price per unit is $1.50. We also reported that we recently received $360,000 from Consensus to purchase additional units, as disclosed elsewhere in this Quarterly Report. Consensus has thus far invested a total of $1,860,000 in us, and along with the extension, they negotiated an increase in the total amount they may invest to $7,600,000. Consensus is under no obligation to invest any additional funds, notwithstanding the extension of the financing arrangement.

On October 18, 2001, we announced the expansion of our business operations to offer free, individually branded online portals directly to certain businesses. We will create a link from a business' existing web site to an originating site. As the employees and customers of the business conduct their online activities through that originating site, their activities generate fees and commissions which are paid to us. We, in turn, pay to the business forty per cent (40%) of the money we receive as the result of those activities.

On October 23, 2001, we responded to the recent tragedies experienced in the United States by adapting our technology to provide a free, uniquely branded portal to certain charities and emergency service organizations virtually overnight. This will enable those agencies to receive funds derived from the fees and commissions generated when persons use their portal to conduct their regular activities online in the same manner as affinity groups and businesses receive such funds. Because of the charitable purpose being served by these originating sites, we have not fixed a standard forty percent rate to calculate the portion of fees and commissions to be paid to the charities and emergency service organizations. Instead, the rate will be negotiated between our management and the management of the charity.

A number of risks arise under this expanded business model, in addition to those disclosed in our prior reports filed with the Securities and Exchange Commission. Some important factors that could cause actual results or outcomes to differ materially from those discussed in the foregoing include, but are not limited to the following: whether members of affinity groups will use the sites and thereby generate usage fees, whether we will be able to open additional originating sites, whether we will be successful in recruiting additional affinity groups as program participants, whether employees and customers of businesses will use the sites and thereby generate fees and commissions, whether such usage will enhance a business' bottom line, whether we will be successful in recruiting businesses as program participants, whether charitable organizations will accept the donated portals or whether members of the public will use the donated sites and thereby generate fees and commissions, and whether or not additional funding will be forthcoming from Consensus.

Despite our enthusiasm as we commence revenue generating operations, we are cautious regarding the fourth quarter based on a deteriorating economic environment and the uncertain effects of the terrorist attacks of September 11, 2001. Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. The impact of these terrorist attacks and the government's response to them may have both short-term and long-term adverse effects on our revenues, results of operations, financial condition and prospects. It is likely that the terrorist attacks will have an immediate impact on our business as a result of the contraction in consumer confidence and a negative impact on the retail environment generally. Additional terrorist attacks or related events such as bioterrorism using anthrax could adversely impact all consumer businesses, including ours. It is not possible at this time to predict the longer-term effects of the attacks, or the impact of actions taken in response to the attacks, on general economic, political and public safety conditions and our results of operations.

                    Material Changes in Results of Operations

We remain a development stage company. As of September 30, 2001, full operations had not commenced, although we had begun revenue generating activities by opening a small number of affinity group originating sites. We intend to continue to open additional affinity group and business originating sites through the remainder of the year. Additionally, we plan to accelerate our marketing efforts on behalf of those and other affinity groups and businesses. Prior to September 28, 2001, although we had insignificant revenue generated from start-up operations, we had no material or substantive transactions or results of operations. As a result, no meaningful comparison can be made between our present operations and our operations during the years ended December 31, 1995 to December 31, 2000.

                     Material Changes in Financial Condition

Our total assets were approximately $1,156,000 at September 30, 2001, compared with $935,000 at December 31, 2000, and $1,478,000 at June 30, 2001. The
increase in assets during the first nine months of calendar year 2001 was primarily attributable to our further development of our web site. Notwithstanding the investment in our common stock, discussed below, our cash account declined due to our lack of revenue. Our cash and short-term investments were $53,457 at September 30, 2001, compared with $80,448 at December 31, 2000 and $242,143 at June 30, 2001. Our current liabilities were $703,852 at September 30, 2001, compared with $751,881 at December 31, 2000 and $829,885 at June 30, 2001. This decrease was principally the result of reduced operating costs.

During the three months ended September 30, 2001, we had minimal active business operations, resulting in revenue from operations of $699. Although we began opening originating sites for actual operations as of September 28, 2001, because of the method by which we are compensated for activities through the originating sites, no significant revenue from those operations was earned during the quarter. For the nine months ended September 30, 2001, we also had revenue resulting from the liquidation sale of our inventory previously reported, $40,126 during the second quarter when the sale was conducted and $2,778 during the first quarter.

During the nine months ended September 30, 2001 we incurred costs and expenses of $1,843,548 as compared to $3,187,326 for the nine months ended September 30, 2000. This decrease was due primarily to the revision to our strategic plan, reducing the number of employees, eliminating inventory and certain infrastructure, and the recognition of deferred compensation (which only occurred during 2000). The approximate amounts of the components of the costs and expenses are as follows: amortization of web site design $255,000; amortization of debt discount $431,000; payroll $299,000; professional fees $124,000; interest on promissory notes $135,000; rent $95,000; consulting fees $76,000; commissions $61,000; telephone $17,000; travel $22,000; insurance costs $18,000; Internet access $13,000; depreciation $9,000; other operating costs $289,000. By comparison, the components of the costs and expenses of approximately $480,000 for the three-month period ending September 30, 2001, are as follows: amortization of debt discount $144,000; payroll $81,000; amortization of web site design costs $97,000; professional fees $24,000; interest on promissory notes $49,000; rent $18,000; consulting fees $0; commissions $22,000; telephone $(3,500); travel $6,000; insurance costs $4,000; Internet access $4,000; depreciation $2,000; other operating costs $32,500.

                         Liquidity and Capital Resources

As of September 30, 2001, we had $53,457 in cash, as compared with $80,448 at December 31, 2000. During this same nine-month period ending September 30, 2001, we received $1,640,000 of proceeds from the sale of stock and warrants.

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

                                Recent Financing

On August 29, 2001, we accepted a subscription from Consensus Investments Limited to purchase 66,666 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $100,000. The warrant entitles the holder to purchase two shares of our common stock for $2.84 per share for a term of five years. The shares were issued on November 12, 2001.

On September 18, 2001, we accepted a subscription from Consensus Investments Limited to purchase 26,666 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $40,000. The warrant entitles the holder to purchase two shares of our common stock for $3.15 per share for a term of five years. The shares were issued on November 12, 2001.

On October 1, 2001, we accepted a subscription from Consensus Investments Limited to purchase 66,666 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $100,000. The warrant entitles the holder to purchase two shares of our common stock for $3.90 per share for a term of five years. The shares were issued on November 12, 2001.

On October 19, 2001, we accepted a subscription from Consensus Investments Limited to purchase 13,333 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $20,000. The warrant entitles the holder to purchase two shares of our common stock for $3.20 per share for a term of five years. The shares have not yet been issued and therefore are not included in the number of shares outstanding reported herein.

On November 3, 2001, we accepted a subscription from Consensus Investments Limited to purchase 66,666 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $100,000. The warrant entitles the holder to purchase two shares of our common stock for $2.285 per share for a term of five years. The shares have not yet been issued and therefore are not included in the number of shares outstanding reported herein.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

         None.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     On August 8, 2001, a summons and complaint was filed in the United States Bankruptcy Court for the Eastern District of Pennsylvania by Global Financial Press, Inc., et al, as Debtor and Debtor-in-Possession seeking to recover payment they allege we owe them for services. They demand $18,602.17 plus interests, costs and attorney's fees. Management contests the amount claimed but intends to try to negotiate a reasonable settlement to avoid the costs and uncertainties of litigation as soon as the Company's liquidity situation permits.

     From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that any of these pending legal proceedings or the previously-reported suit by Charles Aker, individually or in the aggregate, will materially impact the Company's financial condition or results of operations.

Item 2. Changes in Securities.

     On August 29, 2001, we accepted a subscription from Consensus Investments Limited to purchase 66,666 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $100,000. The warrant entitles the holder to purchase two shares of our common stock for $2.84 per share for a term of five years. The shares were issued on November 12, 2001.

     On September 18, 2001, we accepted a subscription from Consensus Investments Limited to purchase 26,666 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $40,000. The warrant entitles the holder to purchase two shares of our common stock for $3.15 per share for a term of five years. The shares were issued on November 12, 2001.

     On October 1, 2001, we accepted a subscription from Consensus Investments Limited to purchase 66,666 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $100,000. The warrant entitles the holder to purchase two shares of our common stock for $3.90 per share for a term of five years. The shares were issued on November 12, 2001.

     On October 19, 2001, we accepted a subscription from Consensus Investments Limited to purchase 13,333 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $20,000. The warrant entitles the holder to purchase two shares of our common stock for $3.20 per share for a term of five years. The shares have not yet been issued and therefore are not included in the number of shares outstanding reported herein.

     On November 3, 2001, we accepted a subscription from Consensus Investments Limited to purchase 66,666 units, comprised of one share of our common stock and two warrants, for $1.50 per unit for total proceeds of $100,000. The warrant entitles the holder to purchase two shares of our common stock for $2.285 per share for a term of five years. The shares have not yet been issued and therefore are not included in the number of shares outstanding reported herein.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Index and Exhibits

          None.

     (b) The following report on Form 8-K was filed by the Company during the period covered by this report:

     The Registrant filed a report dated September 28, 2001 on Form 8-K reporting an Item 5 event.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2001

                                     NETMAXIMIZER.COM, INC.


                                     /s/David A. Saltrelli
                                     -------------------------------------------
                                     David A. Saltrelli, President
                                     President


                                     /s/Peter G. Schuster
                                     -------------------------------------------
                                     Peter G. Schuster, Treasurer
                                     Chief Financial Officer