Form 10KSB
period 2001-12-31
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Year Ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 0-27382

CAPITAL MARKETS TECHNOLOGIES, INC.

(Formerly Known as Fintech Group, Inc.; formerly known as Gentech Pharma, Inc.; formerly known as Netmaximizer.com, Inc. and formerly known as RLN Realty Associates, Inc.)

(Name of small business issuer as specified in its charter)

Florida	65-0907899
State of Incorporation	IRS Employer Identification No.

200 South Michigan, 21st Floor, Chicago, IL 60604 USA

(Address of principal executive offices)

Registrant’s telephone number, including Area Code: 312-533-0230

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐    NO  ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Registrant’s revenues for the most recent fiscal year were: None

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock outstanding as of November 14, 2007 was approximately 15,757,617

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (eg., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933: NONE

Transitional Small Business Disclosure Format: (check one): Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on November 9, 2007, was approximately $7,312,714

CAPITAL MARKETS TECHNOLOGIES, INC.

FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

As used in this annual report, “we”, “us”, “our”, “Company,” “CMT” or “our company” refers to CAPITAL MARKETS TECHNOLOGIES, INC.

Introduction

History of Our Company – Capital Markets Technologies, Inc.

We were incorporated in the State of Florida on June 29, 1995 under the name “RLN Realty Associates, Inc.” with an authorized share capital of 7,500 shares of common stock with a $1.00 par value per share.

The following amendments have occurred:

•

June 9, 1998: increase in authorized share capital to 50,000,000 shares of common stock with a $.001 par value per share. In addition to increasing the authorized capital, RLN Realty Associates authorized a split of its 5,000 outstanding shares of common stock on a 200-for-one basis effective on June 9, 1998. On June 12, 1998, RLN Realty Associates filed an application on Form 211 for its common stock to be quoted on the OTC Bulletin Board, which was approved on June 18, 1998.

•	Mar 1, 1999: corporate name change from RLN Realty Associates, Inc. to Netmaximizer.com, Inc.

•	October 19, 1999: a 3 for 1 split of common stock effective as of November 1, 1999

•

April 10, 2000: an amendment to the Articles of Incorporation increasing the total number of shares that may be issued to 77,000,000, consisting of 75,000,000 shares of common stock, par value $.001 per share and 2,000,000 shares of “blank check” preferred stock, par value $.001 per share.

•	October 3, 2005: change in corporate name from Netmaximizer.com, Inc. to Gentech Pharma, Inc. and concurrently reverse split of the common stock on a 500 for 1 basis

•	December 19, 2005: increase authorized capital to 100,000,000 common shares

•	September 1, 2006: change in corporate name from Gentech Pharma, Inc. to Fintech Group, Inc.

•	September 1, 2006: amend and restate Articles of Incorporation in particular increase authorized common shares to 250,000,000 par value $.001 and Preferred stock to 10,000,000 shares par value $.001

•	February 8, 2007: change in corporate name from Fintech Group, Inc. to Capital Markets Technologies, Inc.

In the past we were an e-commerce department store that sold a wide variety of consumer goods to members of affinity groups, paying a commission on those sales to the affinity group. In 2002, we ceased our business operations due to lack of funding. We were de-listed from the Over-the-Counter Bulletin Board exchange to the “pink sheets” exchange for failure to file timely reports pursuant to the Securities Act of 1934, as amended with Securities and Exchange Commission filings.

During 2006, we changed our name to Fintech Group, Inc. and subsequently to Capital Markets Technologies, Inc. to reflect our current focus. We are a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. The company currently is operating in Chicago, and with its proposed acquisition of Simplex Consulting will operate out of London, England as well. We were founded initially to capitalize on the estimated US$30 billion financial technology market opportunity which management believes exists within Europe between 2007—2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (Single Euro Payments Area”).

Europe’s entire financial technology landscape is set to change by 2010 as a result of MiFID and SEPA which make it mandatory for every one of Europe’s 8,000 Financial Institutions (FIs) to change their IT systems and trade processes. The knock-on effects of these directives will impact tens of thousands of non-bank FIs and euro-zone corporate treasuries. Through a number of acquired subsidiaries, CMT will provide its global tier 1 and 2 financial services customers with financial technology solutions helping them to comply with, or capitalize on the world’s most significant financial services legislation ever seen.

MiFID, aims to create a pan-European securities market which affects thousands of securities firms as well as the outlook for Europe’s regional stock exchanges. SEPA will create the infrastructure which has yet to be rolled out to support the euro, and will remove cross border payments from within the euro zone.

These two directives are set to cost the financial services industry an estimated US$30 billion in business process re-engineering and technology change before 2010. CMT aims to capitalize on this opportunity by gaining a foothold in the European financial technology markets, and with it, a depth of local market knowledge in order to truly understand the implications and opportunities which regulatory change will provide.

On April 20, 2007, our management released a disclosure that we had completed due diligence on Simplex Consulting Limited “Simplex”, a UK-based consulting firm specializing in wholesale payments and post-trade processing technologies and services in the banking and securities markets and we have entered into a letter of intent to acquire 100% of the outstanding common shares. CMT will now make a definitive offer for Simplex and hopes to finalize the transaction this year, although no assurances can be made that such transaction will be finalized. Simplex’s current parent company has completed the conversion of debt to equity with all convertible bond holders. Simplex is one of only three SWIFT Service Partners in the UK, Ireland and Nordic territories and runs a SWIFT Service Bureau providing outsourced connectivity to the SWIFT Network and other value-added services. Simplex’s customer base includes a number of the world’s leading financial institutions as well as asset managers, hedge funds and large corporations.

The Simplex transaction will represent an integral part of our business strategy. Simplex has been in the financial technology consulting business for a decade and has a deep understanding of the European financial technology markets. Simplex’s domain expertise combined with CMT’s aggressive expansion plans and financing strengths will allow both parties to focus on their respective expertise to realize a common goal in Europe.

Simplex Consulting Ltd. is one of Europe’s leading financial technology consultancies focusing on business change, systems implementation and STP within the Banking, Securities and corporate treasury marketplaces. Simplex was established in 1997 to provide a high quality systems implementation service focusing on the middleware and evolving STP and exception based processing requirements of financial institutions. Simplex is an accredited SWIFT Service Partner, and operates a SWIFT Service Bureau, offering an outsourced SWIFTNet connectivity service, and a range of value added outsourced applications. Although not incorporated by reference to this filing, further information regarding Simplex can be found at www.simplexconsulting.com and further information about us can be found at www.capitalmarketstech.com.

We have not been subject to any bankruptcy, receivership or other similar proceeding.

EMPLOYEES

We currently have no employees. Management presently serves in an uncompensated role.

SEASONALITY

There is no seasonal aspect to our business.

FACILITIES

The Company’s corporate office is currently located at 200 South Michigan, 21st Floor, Chicago, IL 60604.

These facilities are the offices of Brewer Investment Group who our Chairman of the Board, Hagop Bouroudjian, is a Principal of. Although Capital Markets Technologies, Inc. (CMT) has no written agreement and currently pays no rent for the use of these facilities, it is contemplated that in the near future we will be seeking appropriate office space in Chicago to conduct our operations. Upon completion of our proposed acquisition with Simplex Consulting, we will acquire their existing office space in London, England as well.

DOMAIN NAME

We have registered the domain name “capitalmarketstech.com”.

SUBSIDIARIES

No subsidiaries as of the date of this report, however we have entered into a letter of intent to purchase 100% of the outstanding shares of Simplex Consulting Limited, a publicly traded company on the CNQ in Canada under the symbol SPLX.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and all other information contained in or incorporated by reference into this Form 10-KSB. Some of the following risks relate principally to our stock. Additional risks and uncertainties not presently known to us, not included hereunder or risks that we currently consider immaterial, may also impair our operations or results. If any of the following risks actually occurs, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed.

The Report of Independent Registered Public Accounting firm Contains Explanatory Language that Substantial Doubt Exists About our Ability to Continue as a Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, resulting which will adversely affect the value of our common shares.

Risks Relating to Ownership of our Common Stock

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•	Actual or anticipated fluctuations in our future business and operating results;

•	Changes in or failure to meet market expectations;

•	Fluctuations in stock market price and volume

We Do Not Intend to Pay Dividends

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

Possible “Penny Stock” Regulation

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Because We Are Quoted On Pink Sheets Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the Pink Sheets. The Pink Sheets are often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the Pink Sheets as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Delinquent Filing of SEC Reports and Inadequacies of Disclosures

The Company failed to timely file with Securities and Exchange Commission (“SEC”) its periodic reports, including its annual reports on Form 10KSB for fiscal 2001, 2002, 2003, 2004 and 2005, and 2006 and its Form 10QSB reports for its 2002, 2003, 2004, 2005 and 2006 and 2007. The Company intends to complete the filing of all the required periodic reports.

Additional Information

The Company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 2.	DESCRIPTION OF PROPERTY

The company has not leased property since we closed our business operations in 2002. As stated above, the Company’s corporate office is currently located at 200 South Michigan, 21st Floor, Chicago, IL 60604.

.These facilities are the offices of Brewer Investment Group who our Chairman of the Board, Hagop Bouroudjian, is a Principal of. Although Capital Markets Technologies, Inc. (CMT) has no written agreement and currently pays no rent for the use of these facilities, it is contemplated that in the near future we will be seeking appropriate office space in Chicago to conduct our operations. Upon completion of our proposed acquisition with Simplex Consulting, we will acquire their existing office space in London, England as well.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

During the 4th quarter of 2005, the Company’s controlling shareholders approved by written consent resolutions the following proposals or actions:

1.	To effect a reverse stock split of our issued and outstanding shares of common stock on a 500 for 1 basis

2.	To change the corporate name from Netmaximizer.com, Inc. to Gentech Pharma, Inc.

3.	To increase the number of our authorized shares of our common stock from 50,000,000 to 100,000,000 shares

During the 3rd quarter of 2006, the Company’s controlling shareholders approved by written consent resolutions the following proposals or actions:

1.	Change name from Gentech Pharma, Inc. to Fintech Group, Inc.

2.	To amend our articles of incorporation to increase our authorized shares of common stock from 100,000,000 shares to 250,000,000 shares and increase our authorized shares of preferred stock from 2,000,000 shares to 10,000,000 shares

During the 1st quarter of 2007, the Company’s controlling shareholders approved by written consent resolutions the following proposals or actions:

1.	Change corporate name from Fintech Group, Inc. to Capital Markets Technologies, Inc.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Capital Markets Technologies, Inc. common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Pink Sheets Board”) and can be accessed on the Internet at www.pinksheets.com under the symbol “CMKT.PK.”

At December 31, 2006, there were 32,241,117 shares of common stock of Capital Markets Technologies, Inc. outstanding and there were approximately 58 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Capital Markets Technologies, Inc.’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2007	HIGH BID	LOW BID
Quarter Ended September 30, 2007	1.38	1.34

Quarter Ended June 30, 2007	1.30	1.01

Quarter Ended March 31, 2007	1.52	.90

FISCAL 2006	HIGH BID	LOW BID
Quarter Ended December 31, 2006	$1.23	$.90

Quarter Ended September 30, 2006	1.01	1.01

Quarter Ended June 30, 2006	7.25	5.25

Quarter Ended March 31, 2006	.25	.25

FISCAL 2005	HIGH BID	LOW BID
Quarter Ended December 31, 2005	$4.00	$4.00

Quarter Ended September 30, 2005	35.00	3.50

Quarter Ended June 30, 2005	50.00	7.50

Quarter Ended March 31, 2005	125.00	1.00

We may never pay any dividends to our shareholders. We have not declared any dividends for the years ended December 31, 2001, 2002, 2003, 2004, 2005 and 2006. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

CMT’s Transfer Agent and Registrar for the common stock is Interwest Transfer Company, Inc. located in Salt Lake City, Utah.

RECENT SALES OF UNREGISTERED SECURITIES

During September 2007 the Company issued 225,000 shares as partial settlement of a prior debt.

During July 2007 the Company issued 462,500 shares as partial settlement of a prior debt.

During June 2007 the Company issued 375,000 shares as partial settlement of a prior debt.

During May 2007 the Company issued 635,000 shares as partial settlement of a prior debt.

During March 2007 the Company issued 635,000 shares as partial settlement of a prior debt.

In February 2007 the Company issued 684,000 shares as partial settlement of a prior debt.

During October and December 2006 the Company issued 2,160,000 shares as partial settlement of a prior debt.

During 2001 the Company issued 2,548 post split restricted common shares for cash of $2,217,388 and 173 for expenses of $132,000. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains statements that are forward-looking and involve risks and uncertainties. Several factors could cause actual results to differ materially from those described in such forward-looking statements. This includes the Company’s ability to manage growth, involvement in litigation, competition, ongoing contractual relationships, dependence upon key personnel, changes in customer demand for product and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation.

The following financial data should be read in conjunction with the consolidated financial statements of Capital Markets Technologies, Inc. related notes and other financial information appearing elsewhere in this report.

OVERVIEW

Capital Markets Technologies, Inc. (formerly known as Fintech Group, Inc.; Gentech Pharma, Inc.; Netmaximizer.com, Inc.;) (“CMT”) was incorporated in the State of Florida on June 29, 1995 under the name “RLN Realty Associates, Inc.” During 2002, we closed our business operations due to lack of funding.

NET REVENUES

We have had no revenues since 2002 when we closed our business operations.

SELLING AND PROMOTION

We have had no selling and promotion expense since we closed our business operations.

OFFICE AND ADMINISTRATION

In 2002, we closed our business operations.

GAIN ON EXTINGUISHMENT OF DEBT

In 2002, we closed our business operations due to lack of funding

NET LOSS

Our net loss for the year ended December 31, 2001 was $2,074,543 as a result of administrative expenses and the amortization of the web site.

NET LOSS PER SHARE

Net loss per share was $25.93 for year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The company closed our business operations due to lack of funding.

In the past we were an e-commerce department store that sold a wide variety of consumer goods to members of affinity groups, paying a commission on those sales to the affinity group. In 2002, we ceased our business operations due to lack of funding.

During 2006, we changed our name to Fintech Group, Inc. and subsequently to Capital Markets Technologies, Inc. to reflect our current focus. We are a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. The company currently is operating in Chicago, and with its proposed acquisition of Simplex Consulting will operate out of London, England as well. We were founded initially to capitalize on the estimated US$30 billion financial technology market opportunity which management believes exists within Europe between 2007—2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (Single Euro Payments Area”).

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition and the ability to develop new services based on new or evolving technology and the market’s acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7.	FINANCIAL STATEMENTS

CAPITAL MARKETS TECHNOLOGIES, INC.

(A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

MADSEN & ASSOCIATES, CPA’s Inc.	684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801 268-2632
Fax 801-262-3978
Board of Directors
Capital Markets Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Capital Markets Technologies, Inc. (development stage company) at December 31, 2001 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2001 and 2000, and the period June 29, 1995 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We did not audit the balance sheet of the Company for the year ended December 31, 2000 and the related statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. Those statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amounts included for the Company, is based solely on the report of the other auditors.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Markets Technologies, Inc. at December 31, 2001 and the related statements of operations, and cash flows for the years ended December 31, 2001 and 2000, and the period June 29, 1995 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
April 21, 2007	/s/ Madsen & Associates, CPA’s Inc.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

BALANCE SHEET

December 31, 2001

ASSETS
CURRENT ASSETS

Cash	$48,318
Accounts receivable	14,509

Total Current Assets	62,827

PROPERTY AND EQUIPMENT—net	12,839

$75,666

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY CURRENT LIABILITIES

Account payable	$526,532

Total Current Liabilities	526,532

STOCKHOLDERS’ DEFICIENCY

Preferred stock 10,000,000 shares authorized at $.001 par value; none outstanding	—
Common stock 250,000,000 shares authorized at $.001 par value; 81,117 shares issued and outstanding	81
Capital in excess of par value	11,772,539
Accumulated deficit during development stage	(12,223,486)

Total Stockholders’ Deficiency	(450,866)

$75,666

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001 and 2000 and the

period June 29, 1995 (date of inception) to December 31, 2001

	Dec 31, 2001	Dec 31, 2000	Jun 29, 1995 to Dec 31, 2001
REVENUES	$43,603	$18,763	$77,368

EXPENSES
Amortization of web site	942,426	847,374	1,789,800
Stock and options—compensation expense	—	200,000	6,959,293
Administrative	1,248.516	2,155,566	3,485,595

	2,190,942	3,202,940	12,234,688

NET OPERATING LOSS FROM OPERATIONS	(2,147,339)	(3,184,177)	(12,157,320)

OTHER INCOME (LOSSES)

Interest expense	(179,212)	(138,962)	(318,174)
Gain on transfer of assets and liabilities	252,008	—	252,008

NET LOSS	$(2,074,543)	$(3,323,139)	$(12,223,486)

NET LOSS PER COMMON SHARE

Basic and diluted	$(25.93)	$(42.60)

AVERAGE OUTSTANDING SHARES—stated in 1,000’s

Basic	80	78

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Development Stage Company)

Period June 29, 1995 (date of inception) to December 31, 2001

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance June 29, 1995	—	$—	$—	$—

Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital - expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable - related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)

Balance December 31, 2001	81,117	$81	$11,772,539	$(12,223,486)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000 and the period

June 29, 1995 (date of inception) to December 31, 2001

	Dec 31, 2001	Dec 31, 2000	Jun 29, 1995 to Dec 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,074,543)	$(3,323,139)	$(12,223,486)

Adjustments to reconcile net loss to net cash provided by operating activities

Amortization of web site	942,426	847,374	1,789,800
Changes in current assets and liabilities	(1,988,859)	2,906,579	(1,290,616)
Issuance stock and options for services and expenses	132,000	200,000	9,072,232
Contributions to capital - expenses	—	—	174,000

Net Cash Used in Operations	(2,988,976)	630,814	(2,478,070)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase and transfer of equipment and web site	739,458	(589,421)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale common stock	2,217,388	—	2,526,388

Net Increase (Decrease) in Cash	(32,130)	41,393	48,318

Cash at Beginning of Period	80,448	39,055	—

Cash at End of Period	$48,318	$80,448	$48,318

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES
Issuance of 6,000 common shares for services – 1995			$5,000

Issuance of 133 common shares for services – 1999			288,000

Issuance of options for services – 1999			6,466,293

Issuance of 100 common shares for services – 2000	—	200,000	—

Contributions to capital – expense			174,000

Issuance of 173 common shares for expenses – 2001			132,000

OTHER DISCLOSURES
Interest	179,212	138,962	318,174

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

1. ORGANIZATION

The Company was incorporated under the laws of the State of Florida on June 29, 1995 with the name “RLN Realty Associates, Inc” with authorized common shares of 7,500 with a par value of $1.00. The Company had several name changes and authorized common share changes and on September 14, 2006 changed its name to “Fintech Group, Inc.” and changed its authorized common shares to 250,000,000 at a par value of $.001 and added authorized preferred shares of 10,000,000 at par value of $.001. The terms of the preferred shares have not been determined. On February 7, 2007 the name was changed to “Capital Markets Technologies, Inc.”

The principal business activity of the corporation was the development of an e-commerce web site and an e-commerce virtual department store. During 2001 the activity was discontinued and its remaining assets and related liabilities were transferred and the Company has remained inactive since that date.

The Company is a development stage company.

After 2001 the Company has been engaged in seeking viable business opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2001, the Company did not have a net operating loss available for carry forward.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

3. ACCOUNTS PAYABLE

The Statute of Limitations has run on a substantial part of the accounts payable.

4. CAPITAL STOCK

During 2001 the Company issued 2,548 post split restricted common shares for cash of $2,217,388 and 173 for expenses of $132,000.

On November 2, 2005 the Company completed a reverse common stock split of one share for 500 outstanding shares. This report has been prepared showing post split shares from inception.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have not acquired any shares of the Company’s outstanding common stock, however, control parties have acquired 30,000,000 shares during 2006.

6. GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through settlement of its debt by the issuance of common shares, loans from related parties, and equity funding which will enable the Company to conduct operations for the coming year.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We retained Madsen & Associates, CPA’s Inc. as our independent accountants to audit our financial statements effective as of November 5, 2006. Subsequent to that date, in connection with their audits of our financial statements, there were no disagreements with the predecessor auditor, Rachlin Cohen & Holtz, LLP, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

ITEM 8A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, Pasquali Ceci and Hagop Bouroudjian, acting as our principal executive officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2006. Based on this evaluation, our principal executive officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form and that such information was accumulated and communicated to our executive officers in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

•	October 3, 2005 – David Saltrelli, President and Director resigns from his position

•	October 3, 2005 – Peter Schuster, Secretary and Director resigns from his position

•	October 3, 2005 – Mark Glusing is appointed President, Secretary and Director

•	July 17, 2006 – Mark Glusing, President, Secretary and Director resigns from his position

•	July 17, 2006 – Benjamin Mumford is appointed to President, Secretary and Director

•	September 11, 2006 – Benjamin Mumford, President, Secretary and Director resigns from his position

•	September 11, 2006 – Pasquale Ceci is appointed President, Secretary and Director

•	October 16, 2006 – Norman Dean is appointed to Chairman of the Board

•	March 8, 2007 – Norman Dean, Chairman of the Board resigns from his position

•	March 9, 2007 – Hagop Bouroudjian is appointed to Chairman of the Board and Chief Executive Officer

•	June 26, 2007 – Andy Aziz, Edward Anthony Arana and Peter Feit are appointed as Directors

•	July 10, 2007 – Pasqaule Ceci resigns his position as President

•	July 10, 2007 – Alan Shifman is appointed as interim President

•	October 11, 2007 – Alan Shifman resigns his position as interim President

•	October 11, 2007 – Pasquale Ceci is reappointed to President

Amendment to Articles of Incorporation or Bylaws;

•	October 3, 2005– Change in corporate name from Netmaximizer.com, Inc. to Gentech Pharma, Inc. and concurrently reverse split of the common stock on a 500 for 1 basis

•	December 19, 2005– Increase authorized share capital to 100,000,000 common shares

•	September 1, 2006– Change in corporate name from Gentech Pharma, Inc. to Fintech Group, Inc.

•	September 1, 2006– Amend and restate Articles of Incorporation in particular increase authorized common shares to 250,000,000 par value $.001 and Preferred stock to 10,000,000 shares par value $.001

•	February 8, 2007– Change in corporate name from Fintech Group, Inc. to Capital Markets Technologies, Inc.

Entry into a Material Definitive Agreement

•

November 17, 2006 – Letter of Intent signed and agreed upon to acquire 100% of the shares of Simplex Consulting Limited, a UK based consulting firm specializing in selecting and implementing solutions for the middle and back office for many of the world’s leading banks, asset managers, hedge funds and multinationals. Our company has proposed to acquire all of the share capital of Simplex Consulting by issuing 5 million restricted common shares to Simplex. Following the completion of the transaction, Simplex Consulting Ltd. will become a wholly-owned subsidiary of our Company.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Set forth below is information regarding the Company’s current directors and executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Hagop Bouroudjian	46	Chairman of the Board, Chief Executive Officer

Pasquale Ceci	38	President, Secretary, Principal Accounting Officer and Director

Andy Aziz	45	Director

Peter Feit	47	Director

Edward Arana	44	Director

Mr. Bouroudjian is serving as our Chairman of the Board since March 9, 2007 and has an extensive banking and markets background. From July 2003 to the present, Mr. Bouroudjian has been a Principal at Brewer Investment Group in Chicago, Illinois. From May 2002 to July 2003 Mr. Bouroudjian was an independent trader at the Chicago Mercantile Exchange. From 1999 to 2002 Mr. Bouroudjian was president of Commerze Futures (a subsidiary of Commerz Bank, the 4th largest bank in Germany). Mr Bouroudjian has been Senior Vice President of Equity Futures for Nikko Securities, the 2nd largest securities firm in Japan and Credit Agricole Futures (a wholly owned subsidiary of Credit Agricole, the 17th largest bank in the world). At each of these firms, Hagop built the entire futures operations and they flourished into thriving subsidiaries under his supervision.

Mr. Bouroudjian has been a member of the Chicago Mercantile Exchange (CME) since 1987. Hagop was a member of the Board of Directors of the CME from 1996-2002. During that time he was Chairman of the Equity Indices Committee when the E-mini concept was successfully introduced to the CME membership. He was also chairman or co-chairman of over a dozen educational, product, and regulatory committees during his term.

Aside from Industry experience, Hagop has had an extensive amount of Media experience. He has done over 1000 international and domestic live TV shots over the last several years including CNBC, CNN, CNNFN, Bloomberg, PBS and countless local and regional broadcasts. He has been interviewed by numerous CEOs and CFOs of major corporations. He currently is a Friday regular on the CNBC Squawk Box segment. He appears daily on Bloomberg TV at various timeslots during the trading session, and has his own radio show “The Jack Bouroudjian Show” with BizRadio.

Mr. Pasquale Ceci is serving as our President and Secretary as well as a member of the Board of Directors since September 11, 2006. Mr. Ceci has been involved as an independent consultant in the start up of many successful ventures throughout his 15 year business career. To date he has operated many of these successfully while focusing in the entertainment field until recently when he entered into the financial transaction based business world.

Mr. Andy Aziz is a Director of our Company since June 26, 2007. Mr Aziz is currently the President of Payzone LLC since 2000 and is also VP of Global Banking with Broker Processing Service since 2004. Mr. Aziz is former Treasurer at Chase Manhattan Bank and has over 26 years of experience in corporate banking operations and management. His presence as a member of NACHA (National

Automated Clearing House Association) combined with his background as a banking expert is expected to add significantly to CMT’s plans around cross-border payments and SEPA. Mr. Aziz served as Director of Banking at American Payment Systems, ACH/Billing Manager at Engyro Inc., Processing Team Leader at Heller Financial Inc., Operations Officer at Chemical Bank and Union Trust Company and other managerial and supervisory roles for back office banking operations. Most recently, Mr. Aziz was Director of Banking for a walk-in bill payment company named CheckFree formally American Payment Systems where he consulted for the development of an electronic transaction system that processes 1.2 million transactions and moves over $12 billion annually through retail locations worldwide.

Mr. Peter Feit is a Director of our Company since June 26, 2007. From 2002 until the present Mr. Feit currently is Managing Member of KC-CO, a privately held options market maker firm on the Chicago Board Options, Chicago Board of Trade and the Chicago Mercantile Exchange. Mr. Feit is the former Managing Director of derivatives trading for SG Warburg and has extensive experience with international trade and settlements. Mr. Feit is an Organizer and Director of Town Center Bank in Frankfort, Illinois. He is a graduate of Loyola University where he earned a Bachelor of Science degree in Computer Science.

Mr. Edward Anthony Arana is a Director of our Company since June 26, 2007. Mr. Arana has been employed as Chief Financial Officer of Brewer Investment Group since 2002. He is a graduate of DePaul University and has been a Certified Public Accountant since 1986. Mr. Arana spent 7 years as senior auditor of the Chicago Mercantile Exchange maintaining the financial integrity of members of the CME. In addition, Mr. Arana was the Head of Accounting and Controller for Gerald Commodities, Index Futures Group, R.J. O’Brien & Associates and has held the role of Chief Financial Officer of Commerz Futures LLC.

Significant Employees

The Company has no present employees who are expected to make a significant contribution to the Company’s business other than the Company’s current officers and directors. It is expected that current members of management will be the only persons whose activities will be material to the Company’s operations. Members of management are the only persons who may be deemed to be promoters of the Company.

Family Relationships

There are no family relationships between any directors or executive officers of the company either by blood or by marriage.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

1.	was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

2.	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	was subject to any order, judgment or decree not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

The company is aware that all filings of form 4 and 5 required of Section 16(a) of the Securities and Exchange Act of 1934 Directors, Officers, or holders of 5% of the Company’s shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM 10.	EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2006, 2005 and 2004 by the Executive officers of the company and by any other executive officer whose compensation during one of the three fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long-term compensation benefits.

No compensation, either in cash or securities, was paid in any form to any of the executive officers during the fiscal years 2006, 2005, 2004, 2003, 2002 and 2001

None of the directors or executive officers received a bonus or deferred compensation.

Other Director Compensation

All directors receive no cash compensation for their services as directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company or a change in the person’s responsibilities following a change in control of the Company.

Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person. None of the Company’s directors or executive officers is acting on behalf of or will act at the direction of any other person.

The Company presently has no employment agreements with any of its executive officers.

Compensation Pursuant to Plans; Pension Table

There were no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors. None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock options plans in the future. Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2001 (shares outstanding 81,117 as of December 31, 2001) information with respect to beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

Name, Position and Address	Number of Shares Beneficially Owned	Percent of Total
Martin Leigh Shareholder Room E61 Suite 42533 Freeport, Bahamas	4,500	5.5%

David Saltrelli, President and Director 135 Yacht Club Way, #304 Lakeworth, Florida 33463	14,500	17.9%

Peter Schuster, Secretary and Director 7491 N. Federal Hwy, #262 Boca Raton, Florida 33487	9,720	12.0%

All the officers and directors as a group (2 persons) Includes common stock owned and stock options	24,220	29.9%

All common shares held by the officers, directors and principal shareholders listed above are restricted or control securities and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met.

Rule 13d-3 generally provides that beneficial owners of securities include any person who directly or indirectly has or shares, voting power and/or investment power with respect to such securities; and any person who has the right to acquire beneficial ownership of such security within 60 days.

Any securities not outstanding which are subject to options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. But such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

Change in Control

As of December 31, 2001, there were no arrangements or pledges of the Company’s securities, known to management, which could result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the two years ended December 31, 2001 there have been no material transactions or series of similar transactions to which the Company were or are to be a party, in which the amount involved exceeds $50,000 and in which any promoter, founder, director or executive officer, or any security holder who known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any other foregoing persons, had a material interest, and none is presently proposed, other than as follows:

The company has not leased property since we closed our business operations in 2002. As stated above, the Company’s corporate office is currently located at 200 South Michigan, 21st Floor, Chicago, IL 60604.

These facilities are the offices of Brewer Investment Group (Brewer) who our Chairman of the Board, Hagop Bouroudjian, is a Principal and Edward Arana, a Director of CMT, who is the Chief Financial Officer of Brewer. Although Capital Markets Technologies, Inc. (CMT) has no written agreement and currently pays no rent for the use of these facilities, it is contemplated that in the near future we will be seeking appropriate office space in Chicago to conduct our operations. Upon completion of our proposed acquisition with Simplex Consulting, we will acquire their existing office space in London, England as well

ITEM 13	EXHIBITS

	Exhibit Number	Description
*	3.1	Articles of Incorporation of RLN Realty Associates, Inc. Effective June 29, 1995

*	3.2	Articles of Amendment to RLN Realty Associates, Inc. filed on June 9, 1998

*	3.3	Articles of Amendment to RLN Realty Associations, Inc. filed on March 1, 1999

*	3.4	Bylaws of Netmaximizer.com, Inc.

**	3.5	Articles of Amendment of Gentech Pharma, Inc.

**	3.6	Articles of Amendment of Gentech Pharma, Inc.

**	3.7	Articles of Amendment of Fintech Group, Inc.

**	3.8	Articles of Amendment of Capital Markets Technologies, Inc.

**	31.1	Rule 13a-14(a)/15d-14(a) Certifications – Hagop Bouroudjian

**	31.2	Rule 13a-14(a)/15d-14(a) Certifications – Pasquale Ceci

**	32.1	Section 1350 Certifications – Hagop Bouroudjian

**	32.2	Section 1350 Certifications – Pasquale Ceci

*	Previously filed.
**	Filed herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services rendered for the fiscal years ended December 31, 2001 – 2006:

Audit Fees. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2001-2006 approximated $15,000.

Audit-Related Fees. The aggregate fees billed Madsen & Associates, CPA’s Inc. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31 2001- 2006, and that are not disclosed in the paragraph captioned “Audit Fees” above, were none.

Tax Fees. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2001-2006 were none.

All Other Fees. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2001- 2006 were none.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL MARKETS TECHNOLOGIES, INC.

By	/s/ Hagop Bouroudjian
Chairman of the Board, Chief Executive Officer
Date:	November 14, 2007

By	/s/ Pasquale Ceci
President and Secretary, Principal Accounting Officer
Date:	November 14, 2007

By	/s/ Andy Aziz
Director
Date:	November 14, 2007

By	/s/ Peter Feit
Director
Date:	November 14, 2007

By	/s/ Edward Anthony Arana
Director
Date:	November 14, 2007

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By	/s/ Hagop Bouroudjian
Chairman of the Board, Chief Executive Officer
Date:	November 14, 2007

By	/s/ Pasquale Ceci
President and Secretary, Principal Accounting Officer
Date:	November 14, 2007

By	/s/ Andy Aziz
Director
Date:	November 14, 2007

By	/s/ Peter Feit
Director
Date:	November 14, 2007

By	/s/ Edward Anthony Arana
Director
Date:	November 14, 2007

Exhibit Index

Exhibit Number	Description
3.5	Articles of Amendment of Gentech Pharma, Inc.

3.6	Articles of Amendment of Gentech Pharma, Inc.

3.7	Articles of Amendment of Fintech Group, Inc.

3.8	Articles of Amendment of Capital Markets Technologies, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Hagop Bouroudjian

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Pasquale Ceci

32.1	Section 1350 Certifications – Hagop Bouroudjian

32.2	Section 1350 Certifications – Pasquale Ceci