Form 10QSB
period 2002-03-31
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

COMMISSION FILE NUMBER: 0-27382

CAPITAL MARKETS TECHNOLOGIES, INC.

(Formerly Known as Fintech Group, Inc.; formerly known as Gentech Pharma, Inc.; formerly known as Netmaximizer.com, Inc. and formerly known as RLN Realty Associates, Inc.)

(Name of small business issuer as specified in its charter)

FLORIDA	65-0907899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Michigan, 21st Floor CHICAGO, IL	60604
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (312) 533-0230

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Number of shares of the issuer’s common stock, par value $.001, outstanding as November 14, 2007: 15,757,617

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

CAPITAL MARKETS TECHNOLOGIES, INC.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

BALANCE SHEET

As of March 31, 2002 and December 31, 2001

	Mar. 31, 2002	Dec. 31, 2001
ASSETS
CURRENT ASSETS
Cash	$—	$48,318
Accounts receivable	—	14,509

Total Current Assets	—	$62,827

PROPERTY AND EQUIPMENT – net	—	12,839

	—	$75,666

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Account payable	$557,310	$526,532

Total Current Liabilities	557,310	526,532

STOCKHOLDERS’ DEFICIENCY
Preferred stock 10,000,000 shares authorized at $.001 par value; none outstanding	—	—
Common stock 250,000,000 shares authorized at $.001 par value; 81,117 shares issued and outstanding	81	81
Capital in excess of par value	11,772,539	11,772,539
Accumulated deficit during development stage	(12,329,930)	(12,223,486)

Total Stockholders’ Deficiency	(557,310)	(450,866)

	$—	$75,866

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2002 and 2001

	Mar. 31, 2002	Mar. 31, 2001
REVENUES	$—	$2,778

EXPENSES
Amortization of web site	—	62,639
Amortization of debt discount	—	143,513
Administrative	106,444	398,494

	106,444	604,646

NET OPERATING LOSS FROM OPERATIONS	(106,444)	(601,868)

OTHER INCOME (LOSSES)

Interest expense	—	(44,571)

NET LOSS	$(106,444)	$(646,439)

NET LOSS PER COMMON SHARE

Basic and diluted	$(1.31)	$(8.29)

AVERAGE OUTSTANDING SHARES—stated in 1,000’s

Basic	81	78

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to March 31, 2002

	Common Stock		Capital in Excess of Deficit	Accumulated
	Shares	Amount Par Value
Balance June 29, 1995	—	$—	$—	$—

Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital—expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable—related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for period ended March 31, 2002	—	—	—	(106,444)

Balance March 31, 2002	81,117	$81	$11,772,539	$(12,329,930)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2002 and 2001

	Mar 31, 2002	Mar 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(106,444)	$(646,439)

Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of web site	—	85,599
Amortization of debt discount	—	143,513
Changes in current assets and liabilities	43,617	(103,763)
Issuance stock and options for services and expenses	—	—
Contributions to capital – expenses	—	—

Net Cash Used in Operations	(62,827)	(521,090)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase and transfer of equipment and web site	14,509	(525,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale common stock	—	1,000,000
Repayments on long-term debt	—	(1,061)

Net Cash Used in Financing	—	998,939

Net Increase (Decrease) in Cash	(48,318)	(47,151)

Cash at Beginning of Period	48,318	80,448

Cash at End of Period	$—	$48,318

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

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

After 2001, the Company has been engaged in seeking viable business opportunities.

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

On March 31, 2002, the Company did not have a net operating loss available for carry forward.

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

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2002

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following financial data should be read in conjunction with the financial statements of Capital Markets Technologies, Inc. related notes and other financial information appearing elsewhere in this report.

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

GAIN ON EXTINGUISHMENT OF DEBT

In 2002, we closed our business operations due to lack of funding

NET LOSS

Our net loss for the quarter ended March 31, 2002 was $106,444 as a result of administrative expenses

NET LOSS PER SHARE

Net loss per share was $1.31 for the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The company closed our business operations due to lack of funding.

In the past we were an e-commerce department store that sold a wide variety of consumer goods to members of affinity groups, paying a commission on those sales to the affinity group. In 2002, we ceased our business operations due to lack of funding.

During 2006, we changed our name to Fintech Group, Inc. and subsequently to Capital Markets Technologies, Inc. to reflect our current focus. We are a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. The company currently is operating in Chicago, and with its proposed acquisition of Simplex Consulting will operate out of London, England as well. We were founded initially to capitalize on the estimated US$30 billion financial technology market opportunity which management believes exists within Europe between 2007—2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (“Single Euro Payments Area”).

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

Item 3.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2002, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2002, there were no unregistered sales of securities

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during the period covered by this report.

Item 5.	Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL MARKETS TECHNOLOGIES, INC.
(Registrant)

November 14, 2007	By:	/s/ Hagop J. Bouroudjian
Hagop J. Bouroudjian
CEO

	By:	/s/ Pasquale Ceci
Pasquale Ceci
Principal Accounting Officer

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.