Form 10QSB
period 2002-09-30
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Number of shares of the issuer’s common stock, par value $.001, outstanding as of November 14, 2007: 15,757,617

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

CAPITAL MARKETS TECHNOLOGIES, INC.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

BALANCE SHEET

As of September 30, 2002 and December 31, 2001

	Sept. 30, 2002	Dec. 31, 2001
ASSETS
CURRENT ASSETS

Cash	$—	$48,318
Accounts receivable	—	14,509

Total Current Assets	—	$62,827

PROPERTY AND EQUIPMENT – net	—	12,839

	—	$75,666

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES

Account payable	$557,310	$526,532

Total Current Liabilities	557,310	526,532

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized at $.001 par value; none outstanding	—	—
Common stock
250,000,000 shares authorized at $.001 par value; 81,117 shares issued and outstanding	81	81
Capital in excess of par value	11,772,539	11,772,539
Accumulated deficit during development stage	(12,329,930)	(12,223,486)

Total Stockholders’ Deficiency	(557,310)	(450,866)

	$—	$75,866

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2002 and 2001

	Sept. 30, 2002		Sept. 30, 2001
REVENUES		$—	$699

EXPENSES
Amortization of web site		—	97,414
Amortization of debt discount		—	143,513
Administrative		—	189,860

		—	430,787

NET OPERATING LOSS FROM OPERATIONS		—	(430,088)

OTHER INCOME (LOSSES)
Interest expense		—	(49,366)

NET LOSS	$		$(479,454)

NET LOSS PER COMMON SHARE
Basic and diluted		$—	$(5.92)

AVERAGE OUTSTANDING SHARES – stated in 1,000’s
Basic		81	81

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2002 and 2001

	Sept. 30, 2002	Sept. 30, 2001
REVENUES	$—	$43,603

EXPENSES
Amortization of web site	—	255,320
Amortization of debt discount	—	430,538
Administrative	106,444	1,023,183

	106,444	1,709,041

NET OPERATING LOSS FROM OPERATIONS	(106,444)	(1,665,438)

OTHER INCOME (LOSSES)
Interest expense	—	(134,507)

NET LOSS	$(106,444)	$(1,799,945)

NET LOSS PER COMMON SHARE
Basic and diluted	$(1.31)	$(22.22)

AVERAGE OUTSTANDING SHARES – stated in 1,000’s
Basic	81	81

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to September 30, 2002

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance June 29, 1995	—	$—	$—	$—

Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital – expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable – related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for period ended September 30, 2002	—	—	—	(106,444)

Balance September 30, 2002	81,117	$81	$11,772,539	$(12,329,930)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2002 and 2001

	Sept. 30, 2002	Sept. 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,444)	$(1,799,945)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	—	295,612
Amortization of debt discount	—	430,539
Changes in current assets and liabilities	43,617	124,240
Loss on sale of assets	—	23,082

Net Cash Used in Operations	(62,827)	(926,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and transfer of equipment and web site	14,509	(739,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale common stock	—	1,640,000
Repayments on long-term debt	—	(1,061)

Net Cash Used in Financing	—	1,638,939

Net Increase (Decrease) in Cash	(48,318)	(26,991)

Cash at Beginning of Period	48,318	80,448

Cash at End of Period	$—	$53,457

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

1. ORGANIZATION

The Company was incorporated under the laws of the State of Florida on June 29, 1995 with the name “RLN Realty Associates, Inc.” with authorized common shares of 7,500 with a par value of $1.00. The Company had several name changes and authorized common share changes and on September 14, 2006 changed its name to “Fintech Group, Inc.” and changed its authorized common shares to 250,000,000 at a par value of $.001 and added authorized preferred shares of 10,000,000 at par value of $.001. The terms of the preferred shares have not been determined. On February 7, 2007 the name was changed to “Capital Markets Technologies, Inc.”

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

On September 30, 2002, the Company did not have a net operating loss available for carry forward.

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

September 30, 2002 (continued)

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

GAIN ON EXTINGUISHMENT OF DEBT

In 2002, we closed our business operations due to lack of funding

NET LOSS

Our net loss for the quarter ended September 30, 2002 was $106,444 as a result of administrative expenses

NET LOSS PER SHARE

Net loss per share was $1.31 for the nine months ended September 30, 2002.

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

During the Quarter ended September 30, 2002, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material currently pending legal proceedings to which the Company is a party and, to the Company’s knowledge, no proceedings are contemplated against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2002 there were no unregistered sales of securities

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during the period covered by this report.

Item 5.	Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL MARKETS TECHNOLOGIES, INC.
(Registrant)

November 14, 2007	By:	/s/ Hagop J. Bouroudjian
Hagop J. Bouroudjian
CEO

	By:	/s/ Pasquale Ceci
Pasquale Ceci
Principal Accounting Officer

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.