Form 10KSB
period 2002-12-31
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

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

We may never pay any dividends to our shareholders. We have not declared any dividends for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

GAIN ON EXTINGUISHMENT OF DEBT

In 2002, we closed our business operations due to lack of funding

NET LOSS

Our net loss for the year ended December 31, 2002 was $106,444 as a result of administrative expenses

NET LOSS PER SHARE

Net loss per share was $1.31 for the year ended December 31, 2002.

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
Fax 801-262-3978

Board of Directors

Capital Markets Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Capital Markets Technologies, Inc. (development stage company) at December 31, 2002 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001, and the period June 29, 1995 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Markets Technologies, Inc. at December 31, 2002 and the related statements of operations, and cash flows for the years ended December 31, 2002 and 2001, and the period June 29, 1995 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

BALANCE SHEET

December 31, 2002

ASSETS
CURRENT ASSETS

Cash	$—

Total Current Assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES

Account payable	$557,310

Total Current Liabilities	557,310

STOCKHOLDERS’ DEFICIENCY

Preferred stock
10,000,000 shares authorized at $.001 par value; none outstanding	—
Common stock
250,000,000 shares authorized at $.001 par value;
81,117 shares issued and outstanding	81
Capital in excess of par value	11,772,539
Accumulated deficit during development stage	(12,329,930)

Total Stockholders’ Deficiency	(557,310)

$—

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002 and 2001 and the

period June 29, 1995 (date of inception) to December 31, 2002

	Dec 31, 2002	Dec 31, 2001	Jun 29, 1995 to Dec 31, 2002
REVENUES	$—	$43,603	$77,368

EXPENSES
Amortization of web site	—	942,426	1,789,800
Stock and options—compensation expense	—	—	6,959,293
Administrative	106,444	1,248,516	3,592,039

	106,444	2,190,942	12,341,132

NET OPERATING LOSS FROM OPERATIONS	(106,444)	(2,147,339)	(12,263,764)

OTHER INCOME (LOSSES)

Interest expense	—	(179,212)	(318,174)
Gain on transfer of assets and liabilities	—	252,008	252,008

NET LOSS	$(106,444)	$(2,074,543)	$(12,329,930)

NET LOSS PER COMMON SHARE

Basic and diluted	$(1.31)	$(25.93)

AVERAGE OUTSTANDING SHARES—stated in 1,000’s

Basic	81	80

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to December 31, 2002

	Common Stock		Capital in Excess of Deficit	Accumulated
	Shares	Amount Par Value
Balance June 29, 1995	—	$—	$—	$—

Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital - expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable - related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002	—	—	—	(106,444)

Balance December 31, 2002	81,117	$81	$11,772,539	$(12,329,930)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002 and 2001 and the period

June 29, 1995 (date of inception) to December 31, 2002

	Dec 31, 2002	Dec 31, 2001	Jun 29, 1995 to Dec. 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(106,444)	$(2,074,543)	$(12,329,930)

Adjustments to reconcile net loss to net cash provided by operating activities

Amortization of web site	—	942,426	1,789,800
Changes in current assets and liabilities	43,617	(1,988,859)	(1,232,490)
Issuance stock and options for services and expenses	—	132,000	9,072,232
Contributions to capital – expenses	—	—	174,000

Net Cash Used in Operations	(62,827)	(2,988,976)	(2,526,388)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase and transfer of equipment and web site	14,509	(739,458)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale common stock	—	2,217,388	2,526,388

Net Increase (Decrease) in Cash	(48,318)	(32,130)	—

Cash at Beginning of Period	48,318	80,448	—

Cash at End of Period	$—	$48,318	$—

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES
Issuance of 6,000 common shares for services – 1995			$5,000

Issuance of 133 common shares for services – 1999			288,000

Issuance of options for services – 1999			6,466,293

Issuance of 100 common shares for services – 2000			200,000

Contributions to capital – expense			174,000

Issuance of 173 common shares for expenses – 2001			132,000

OTHER DISCLOSURES
Interest	—	179,212	318,174

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

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

On December 31, 2002, the Company did not have a net operating loss available for carry forward.

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

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

December 31, 2002

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

Under the supervision and with the participation of management, Pasquale Ceci and Hagop Bouroudjian, acting as our principal executive officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2006. Based on this evaluation, our principal executive officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form and that such information was accumulated and communicated to our executive officers in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

• October 3, 2005	–	David Saltrelli, President and Director resigns from his position

• October 3, 2005	–	Peter Schuster, Secretary and Director resigns from his position

• October 3, 2005	–	Mark Glusing is appointed President, Secretary and Director

• July 17, 2006	–	Mark Glusing, President, Secretary and Director resigns from his position

• July 17, 2006	–	Benjamin Mumford is appointed to President, Secretary and Director

• September 11, 2006	–	Benjamin Mumford, President, Secretary and Director resigns from his position

• September 11, 2006	–	Pasquale Ceci is appointed President, Secretary and Director

• October 16, 2006	–	Norman Dean is appointed to Chairman of the Board

• March 8, 2007	–	Norman Dean, Chairman of the Board resigns from his position

• March 9, 2007	–	Hagop Bouroudjian is appointed to Chairman of the Board and Chief Executive Officer

• June 26, 2007	–	Andy Aziz, Edward Anthony Arana and Peter Feit are appointed as Directors

• July 10, 2007	–	Pasquale Ceci resigns his position as President

• July 10, 2007	–	Alan Shifman is appointed as interim President

• October 11, 2007	–	Alan Shifman resigns his position as interim President

• October 11, 2007	–	Pasquale Ceci is reappointed to President

Amendment to Articles of Incorporation or Bylaws;

• October 3, 2005	–	Change in corporate name from Netmaximizer.com, Inc. to Gentech Pharma, Inc. and concurrently reverse split of the common stock on a 500 for 1 basis

• December 19, 2005	–	Increase authorized share capital to 100,000,000 common shares

• September 1, 2006	–	Change in corporate name from Gentech Pharma, Inc. to Fintech Group, Inc.

• September 1, 2006	–	Amend and restate Articles of Incorporation in particular increase authorized common shares to 250,000,000 par value $.001 and Preferred stock to 10,000,000 shares par value $.001

• February 8, 2007	–	Change in corporate name from Fintech Group, Inc. to Capital Markets Technologies, Inc.

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

No compensation, either in cash or securities, was paid in any form to any of the executive officers during the fiscal years 2006, 2005, 2004, 2003, 2002 and 2001.

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

As of December 31, 2002 (shares outstanding 81,117 as of December 31, 2002) information with respect to beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

Name, Position and Address	Number of Shares Beneficially Owned	Percent of Total
Martin Leigh Shareholder Room E61 Suite 42533 Freeport, Bahamas	4,500	5.5%

David Saltrelli, President and Director 135 Yacht Club Way, #304 Lakeworth, Florida 33463	14,500	17.9%

Peter Schuster, Secretary and Director 7491 N. Federal Hwy, #262 Boca Raton, Florida 33487	14,580	18.0%

All the officers and directors as a group (2 persons) Includes common stock owned and stock options	29,080	29.9%

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

Change in Control

As of December 31, 2002, there were no arrangements or pledges of the Company’s securities, known to management, which could result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the two years ended December 31, 2002 there have been no material transactions or series of similar transactions to which the Company were or are to be a party, in which the amount involved exceeds $50,000 and in which any promoter, founder, director or executive officer, or any security holder who known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any other foregoing persons, had a material interest, and none is presently proposed, other than as follows:

The company has not leased property since we closed our business operations in 2002. As stated above, since 2006 the Company’s corporate office is currently located at 200 South Michigan, 21st Floor, Chicago, IL 60604.

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

ITEM 13	EXHIBITS

Exhibit Number	Description
* 3.1	Articles of Incorporation of RLN Realty Associates, Inc. Effective June 29, 1995

* 3.2	Articles of Amendment to RLN Realty Associates, Inc. filed on June 9, 1998

* 3.3	Articles of Amendment to RLN Realty Associations, Inc. filed on March 1, 1999

* 3.4	Bylaws of Netmaximizer.com, Inc.

** 3.5	Articles of Amendment of Gentech Pharma, Inc.

** 3.6	Articles of Amendment of Gentech Pharma, Inc.

** 3.7	Articles of Amendment of Fintech Group, Inc.

** 3.8	Articles of Amendment of Capital Markets Technologies, Inc.

*** 31.1	Rule 13a-14(a)/15d-14(a) Certifications – Hagop Bouroudjian

*** 31.2	Rule 13a-14(a)/15d-14(a) Certifications – Pasquale Ceci

*** 32.1	Section 1350 Certifications - Hagop Bouroudjian

*** 32.2	Section 1350 Certifications - Pasquale Ceci

*	Previously filed.
**	Previously filed as an exhibit to the Company’s 10KSB filing for the fiscal year ended December 31, 2001 and incorporated by reference
***	Filed herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services rendered for the fiscal years ended December 31, 2001-2006:

Audit Fees. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2001-2006 approximated $15,000.

Audit-Related Fees. The aggregate fees billed Madsen & Associates, CPA’s Inc. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31 2001-2006, and that are not disclosed in the paragraph captioned “Audit Fees” above, were none.

Tax Fees. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2001-2006 were none.

All Other Fees. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2001-2006 were none.

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

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By	/s/ Hagop Bouroudjian
Chairman of the Board, Chief Executive Officer
Date:	November 14, 2007

By	/s/ Pasquale Ceci
President and Secretary, Principal Accounting Officer
Date:	November 14, 2007

By	/s/ Andy Aziz
Director
Date:	November 14, 2007

By	/s/ Peter Feit
Director
Date:	November 14, 2007

By	/s/ Edward Anthony Arana
Director
Date:	November 14, 2007

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications – Hagop Bouroudjian

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Pasquale Ceci

32.1	Section 1350 Certifications - Hagop Bouroudjian

32.2	Section 1350 Certifications - Pasquale Ceci