Form 10QSB
period 2003-09-30
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

CAPITAL MARKETS TECHNOLOGIES, INC.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

BALANCE SHEET

As of September 30, 2003 and December 31, 2002

	Sept. 30, 2003	Dec. 31 2002
ASSETS
CURRENT ASSETS

Cash	$—	$—

Total Current Assets	—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Account payable	$614,192	$557,310

Total Current Liabilities	614,192	557,310

STOCKHOLDERS’ DEFICIENCY

Preferred stock
10,000,000 shares authorized at $.001 par value; none outstanding	—	—
Common stock
250,000,000 shares authorized at $.001 par value; 81,117 shares issued and outstanding	81	81
Capital in excess of par value	11,772,539	11,772,539
Accumulated deficit during development stage	(12,386,812)	(12,329,930)

Total Stockholders’ Deficiency	(614,192)	(557,310)

	$—	$—

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2003 and 2002

	Sept. 30, 2003	Sept. 30, 2002
REVENUES	$—	$—

EXPENSES

Administrative	56,765	—

	56,765	—

NET OPERATING LOSS FROM OPERATIONS	—	—

OTHER INCOME (LOSSES)

Interest expense	117	—

NET LOSS	$(56,882)	$—

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.70)	$—

AVERAGE OUTSTANDING SHARES—stated in 1,000’s

Basic	81	81

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2003 and 2002

	Sept. 30, 2003	Sept. 30, 2002
REVENUES	$—	$—

EXPENSES

Administrative	56,765	106,444

	56,765	106,444

NET OPERATING LOSS FROM OPERATIONS	—	(106,444)

OTHER INCOME (LOSSES)

Interest expense	117	(—)

NET LOSS	$(56,882)	$(106,444)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.70)	$(1.31)

AVERAGE OUTSTANDING SHARES—stated in 1,000’s

Basic	81	81

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to September 30, 2003

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance June 29, 1995	—	$—	$—	$—

Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital—expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable—related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002				(106,444)
Net loss for period ended September 30, 2003	—	—	—	(56,882)

Balance September 30, 2003	81,117	$81	$11,772,539	$(12,386,812)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

	Sept. 30, 2003	Sept. 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(56,882)	$(106,444)

Adjustments to reconcile net loss to net cash provided by operating activities

Changes in current assets and liabilities	56,882	43,617

Net Cash Used in Operations	—	(62,827)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase and transfer of equipment and web site	—	14,509

Net Increase (Decrease) in Cash	—	(48,318)

Cash at Beginning of Period	—	48,318

Cash at End of Period	$—	$—

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

On September 30, 2003, the Company did not have a net operating loss available for carry forward.

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

September 30, 2003

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

GAIN ON EXTINGUISHMENT OF DEBT

In 2002, we closed our business operations due to lack of funding

NET LOSS

Our net loss for the quarter ended September 30, 2003 was $56,882 as a result of administrative expenses.

NET LOSS PER SHARE

Net loss per share was $(0.70) for the nine months ended September 30, 2003.

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2003, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material currently pending legal proceedings to which the Company is a party and, to the Company’s knowledge, no proceedings are contemplated against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2003 there were no unregistered sales of securities

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during the period covered by this report.

Item 5.	Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL MARKETS TECHNOLOGIES, INC.
(Registrant)
November 14, 2007

	By:	/s/ Hagop J. Bouroudjian
Hagop J. Bouroudjian
CEO

	By:	/s/ Pasquale Ceci
Pasquale Ceci
Principal Accounting Officer

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.