Form 10KSB
period 2004-12-31
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

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

GAIN ON EXTINGUISHMENT OF DEBT

In 2002, we closed our business operations due to lack of funding

NET LOSS

Our net loss for the year ended December 31, 2004 was $2,838 as a result of interest expense.

NET LOSS PER SHARE

Net loss per share was $0 for the year ended December 31, 2004.

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
Fax 801-262-3978
Board of Directors
Capital Markets Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Capital Markets Technologies, Inc. (development stage company) at December 31, 2004 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003, and the period June 29, 1995 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Markets Technologies, Inc. at December 31, 2004 and the related statements of operations, and cash flows for the years ended December 31, 2004 and 2003, and the period June 29, 1995 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

BALANCE SHEET

December 31, 2004

ASSETS
CURRENT ASSETS
Cash	$—

Total Current Assets	$—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Notes and accrued interest payable	$60,435
Account payable	557,310

Total Current Liabilities	617,745

STOCKHOLDERS' DEFICIENCY

Preferred stock
10,000,000 shares authorized at $.001 par value; none outstanding	—
Common stock
250,000,000 shares authorized at $.001 par value;
81,117 shares issued and outstanding	81
Capital in excess of par value	11,772,539
Accumulated deficit during development stage	(12,390,365)

Total Stockholders’ Deficiency	(617,745)

$—

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003 and the

period June 29, 1995 (date of inception) to December 31, 2004

	Dec 31, 2004	Dec 31, 2003	Jun 29, 1995 to Dec 31, 2004
REVENUES	$—	$—	$77,368

EXPENSES

Amortization of web site	—	—	1,789,800
Stock and options—compensation expense	—	—	6,959,293
Administrative	—	56,876	3,648,915

	—	56,876	12,398,008

NET OPERATING LOSS FROM OPERATIONS	—	(56,876)	(12,320,640)

OTHER INCOME (LOSSES)

Interest expense	(2,838)	(721)	(321,733)
Gain on transfer of assets and liabilities	—	—	252,008

NET LOSS	$(2,838)	$(57,597)	$(12,390,365)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(.71)

AVERAGE OUTSTANDING SHARES—stated in 1,000's
Basic	81	81

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to December 31, 2004

	Common Stock		Capital in Excess of Deficit	Accumulated
	Shares	Amount Par Value
Balance June 29, 1995	—	$—	$—	$—

Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital—expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable—related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002	—	—	—	(106,444)
Net loss for year ended December 31, 2003	—	—	—	(57,597)
Net loss for year ended December 31, 2004	—	—	—	(2,838)

Balance December 31, 2004	81,117	$81	$11,772,539	$(12,390,365)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003 and the period

June 29, 1995 (date of inception) to December 31, 2004

	Dec 31, 2004	Dec 31, 2003	Jun 29, 1995 to Dec. 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,838)	$(57,597)	$(12,390,365)

Adjustments to reconcile net loss to net cash provided by operating activities

Amortization of web site	—	—	1,789,800
Changes in current assets and liabilities	2,838	57,597	(1,172,055)
Issuance stock and options for services and expenses	—	—	9,072,232
Contributions to capital—expenses	—	—	174,000

Net Cash Used in Operations	—	—	(2,526,388)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale common stock	—	—	2,526,388

Net Increase (Decrease) in Cash	—	(48,318)	—

Cash at Beginning of Period	—	48,318	—

Cash at End of Period	$—	$—	$—

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES
Issuance of 6,000 common shares for services—1995			$5,000

Issuance of 133 common shares for services – 1999			288,000

Issuance of options for services – 1999			6,466,293

Issuance of 100 common shares for services – 2000			200,000

Contributions to capital – expense			174,000

Issuance of 173 common shares for expenses -2001			132,000

OTHER DISCLOSURES
Interest	2,838	721	321,733

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

On December 31, 2004, the Company did not have a net operating loss available for carry forward.

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

3. NOTE PAYABLE

The Company has a note payable due a creditor with a balance of $60,435, including accrued interest, dated September 15, 2003, resulting from services provided, which is past due. The terms of the note includes 5% annual interest and an option to convert into common capital stock at $.01 per share, at the option of the note holder. The note was partially paid during October and November 2006 by the issuance of 2,160,000 common shares.

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

As of December 31, 2004 (shares outstanding 81,117 as of December 31, 2004) information with respect to beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

Name, Position and Address	Number of Shares Beneficially Owned	Percent of Total
Martin Leigh	4,500	5.5%
Shareholder
Room E61
Suite 42533
Freeport, Bahamas

David Saltrelli,	14,500	17.9%
President and Director
135 Yacht Club Way, #304
Lakeworth, Florida 33463

Peter Schuster,	14,580	18.0%
Secretary and Director
7491 N. Federal Hwy, #262
Boca Raton, Florida 33487

All the officers and directors as a group (2 persons)	29,080	29.9%
Includes common stock owned and stock options

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

Change in Control

As of December 31, 2004, there were no arrangements or pledges of the Company’s securities, known to management, which could result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the two years ended December 31, 2004 there have been no material transactions or series of similar transactions to which the Company were or are to be a party, in which the amount involved exceeds $50,000 and in which any promoter, founder, director or executive officer, or any security holder who known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any other foregoing persons, had a material interest, and none is presently proposed, other than as follows:

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