Form 10KSB
period 2006-12-31
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

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

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on November 9, 2007, was approximately $7,312,174

CAPITAL MARKETS TECHNOLOGIES, INC.

FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

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

During 2006, we changed our name to Fintech Group, Inc. and subsequently to Capital Markets Technologies, Inc. to reflect our current focus. We are a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. The company currently is operating in Chicago, and with its proposed acquisition of Simplex Consulting will operate out of London, England as well. We were founded initially to capitalize on the estimated US$30 billion financial technology market opportunity which management believes exists within Europe between 2007 - 2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (Single Euro Payments Area”).

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

CMT’s Transfer Agent and Registrar for the common stock is Interwest Transfer Company, Inc. located in Salt Lake City, Utah.

RECENT SALES OF UNREGISTERED SECURITIES

During November 2007 the Company issued 610,000 shares as partial settlement of a prior debt.

During October 2007 the Company issued 125,000 shares as partial settlement of a prior debt.

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

GAIN ON EXTINGUISHMENT OF DEBT

In 2002, we closed our business operations due to lack of funding

NET LOSS

Our net loss for the year ended December 31, 2006 was $34,727 as a result of interest expense and management services.

NET LOSS PER SHARE

Net loss per share was $0 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The company closed our business operations due to lack of funding.

In the past we were an e-commerce department store that sold a wide variety of consumer goods to members of affinity groups, paying a commission on those sales to the affinity group. In 2002, we ceased our business operations due to lack of funding.

During 2006, we changed our name to Fintech Group, Inc. and subsequently to Capital Markets Technologies, Inc. to reflect our current focus. We are a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. The company currently is operating in Chicago, and with its proposed acquisition of Simplex Consulting will operate out of London, England as well. We were founded initially to capitalize on the estimated US$30 billion financial technology market opportunity which management believes exists within Europe between 2007 - 2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (Single Euro Payments Area”).

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
Fax 801-262-3978

Board of Directors

Capital Markets Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Capital Markets Technologies, Inc. (development stage company) at December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005, and the period June 29, 1995 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Markets Technologies, Inc. at December 31, 2006 and the related statements of operations, and cash flows for the years ended December 31, 2006 and 2005, and the period June 29, 1995 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

BALANCE SHEET

December 31, 2006

ASSETS
CURRENT ASSETS

Cash	$—

Total Current Assets	$—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Notes and accrued interest payable	$44,400
Account payable	559,310

Total Current Liabilities	603,710

STOCKHOLDERS' DEFICIENCY

Preferred stock
10,000,000 shares authorized at $.001 par value; none outstanding	—
Common stock
250,000,000 shares authorized at $.001 par value; 32,241,117 shares issued and outstanding	32,241
Capital in excess of par value	11,791,979
Accumulated deficit during development stage	(12,427,930)

Total Stockholders’ Deficiency	(603,710)

$—

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006 and 2005 and the

period June 29, 1995 (date of inception) to December 31, 2006

	Dec 31, 2006	Dec 31, 2005	Jun 29, 1995 to Dec 31, 2006
REVENUES	$—	$—	$77,368

EXPENSES

Amortization of web site	—	—	1,789,800
Stock and options - compensation expense	—	—	6,959,293
Administrative	32,000	—	3,680,804

	32,000	—	12,429,897

NET OPERATING LOSS FROM OPERATIONS	(32,000)	—	(12,352,529)

OTHER INCOME (LOSSES)
Interest expense	(2,727)	(2,838)	(327,409)
Gain on transfer of assets and liabilities	—	—	252,008

NET LOSS	$(34,727)	$(2,838)	$(12,427,930)

NET LOSS PER COMMON SHARE

Basic and diluted	$—	$(0.04)

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic	30,081	81

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to December 31, 2006

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance June 29, 1995	—	$—	$—	$—

Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—

Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital - expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable - related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002	—	—	—	(106,444)
Net loss for year ended December 31, 2003	—	—	—	(57,597)
Net loss for year ended December 31, 2004	—	—	—	(2,838)
Net loss for year ended December 31, 2005	—	—	—	(2,838)

Balance December 31, 2006	81,117	81	11,772,539	(12,393,203)

Issuance of common stock for services	30,000,000	30,000	—	—
Issuance of common stock for debt	2,160,000	2,160	19,440	—
Net loss for year ended December 31, 2006				(34,727)

Balance December 31, 2006	32,241,117	$32,241	$11,791,979	$(12,427,930)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005 and the period

June 29, 1995 (date of inception) to December 31, 2006

	Dec 31, 2006	Dec 31, 2005	Jun 29, 1995 to Dec. 31, 2006
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(34,727)	$(2,838)	$(12,427,930)
Adjustments to reconcile net loss to net cash provided by operating activities

Amortization of web site	—	—	1,789,800
Changes in current assets and liabilities	4.727	2,838	(1,164,490)
Issuance stock and options for services and expenses	30,000	—	9,102,232
Contributions to capital - expenses	—	—	174,000

Net Cash Used in Operations	—	—	(2,526,388)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale common stock	—	—	2,526,388

Net Increase (Decrease) in Cash	—	—	—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—	$—

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES
Issuance of 6,000 common shares for services - 1995			$5,000

Issuance of 133 common shares for services – 1999			288,000

Issuance of 100 common shares for services – 2000			200,000

Contributions to capital – expenses - 1999			174,000

Issuance of 173 common shares for expenses -2001			132,000

Issuance of 30,000,000 common shares for services – 2006	30,000	—	30,000

Issuance of 2,160,000 common shares for payment of debt	21,600	—	21,600

OTHER DISCLOSURES
Interest	2,727	2,838	327,409

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

On December 31, 2006, the Company had a net operating loss available for carry forward of approximately $ 34,727. The income tax benefit of approximately $ 10,400 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2027.

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

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. NOTE PAYABLE

The Company has a note payable due a creditor with a balance of $44,400, including accrued interest, dated September 15, 2003, resulting from services provided, which is past due. The terms of the note includes 5% annual interest and an option to convert into common capital stock at $.01 per share, at the option of the note holder. The note was partially paid during October and November 2006 by the issuance of 2,160,000 common shares.

The option to convert does not have a determinable value.

4. ACCOUNTS PAYABLE

The Statute of Limitations has run on a substantial part of the accounts payable.

5. CAPITAL STOCK

During 2006 the Company issued 30,000,000 restricted common shares for services to control parties and 2,160,000 restricted common shares for part payment on the note reported in note 3.

Subsequent to December 31, 2006 the Company issued 1,289,000 restricted common shares as additional payment on the note payable reported under note 3.

On November 2, 2005 the Company completed a reverse common stock split of one share for 500 outstanding shares. This report has been prepared showing post split shares from inception.

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

ITEM 8B. OTHER INFORMATION

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

•	October 3, 2005 – David Saltrelli, President and Director resigns from his position

•	October 3, 2005 – Peter Schuster, Secretary and Director resigns from his position

•	October 3, 2005 – Mark Glusing is appointed President, Secretary and Director

•	July 17, 2006 – Mark Glusing, President, Secretary and Director resigns from his position

•	July 17, 2006 – Benjamin Mumford is appointed to President, Secretary and Director

•	September 11, 2006 – Benjamin Mumford, President, Secretary and Director resigns from his position

•	September 11, 2006 – Pasquale Ceci is appointed President, Secretary and Director

•	October 16, 2006 – Norman Dean is appointed to Chairman of the Board

•	March 8, 2007 – Norman Dean, Chairman of the Board resigns from his position

•	March 9, 2007 – Hagop Bouroudjian is appointed to Chairman of the Board and Chief Executive Officer

•	June 26, 2007 – Andy Aziz, Edward Anthony Arana and Peter Feit are appointed as Directors

•	July 10, 2007 – Pasqaule Ceci resigns his position as President

•	July 10, 2007 – Alan Shifman is appointed as interim President

•	October 11, 2007 – Alan Shifman resigns his position as interim President

•	October 11, 2007 – Pasquale Ceci is reappointed to President

Amendment to Articles of Incorporation or Bylaws;

•	October 3, 2005— Change in corporate name from Netmaximizer.com, Inc. to Gentech Pharma, Inc. and concurrently reverse split of the common stock on a 500 for 1 basis

•	December 19, 2005— Increase authorized share capital to 100,000,000 common shares

•	September 1, 2006— Change in corporate name from Gentech Pharma, Inc. to Fintech Group, Inc.

•	September 1, 2006— Amend and restate Articles of Incorporation in particular increase authorized common shares to 250,000,000 par value $.001 and Preferred stock to 10,000,000 shares par value $.001

•	February 8, 2007— Change in corporate name from Fintech Group, Inc. to Capital Markets Technologies, Inc.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006 (shares outstanding 32,241,117 as of December 31, 2006) information with respect to beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

Name, Position and Address	Number of Shares Beneficially Owned (1)	Percent of Total (1)

Mark Glusing
627-510 West Hastings Street
Vancouver, British Columbia
Canada	5,000,000	15.5%
Former President, Secretary & Director
Resigned July 17, 2006

Polarbear Investments Ltd.
P.O. Box 64
Suite C12
Market Place
British West Indies	5,000,000	15.5%

Ashley Redmond
8 Bakery Lane
Pembroke, British Columbia
Canada	10,000,000	33.3%

Ubiquity Management Inc.
627-510 West Hastings Street
Vancouver, British Columbia
Canada	10,000,000	33.3%

All the officers and directors as a group (1 persons)	5,000,000	15.5%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the two years ended December 31, 2006 there have been no material transactions or series of similar transactions to which the Company were or are to be a party, in which the amount involved exceeds $50,000 and in which any promoter, founder, director or executive officer, or any security holder who known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any other foregoing persons, had a material interest, and none is presently proposed, other than as follows:

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

ITEM 13 EXHBIITS

	Exhibit Number	Description

*	3.1	Articles of Incorporation of RLN Realty Associates, Inc. Effective June 29, 1995

*	3.2	Articles of Amendment to RLN Realty Associates, Inc. filed on June 9, 1998

*	3.3	Articles of Amendment to RLN Realty Associations, Inc. filed on March 1, 1999

	Exhibit Number	Description

*	3.4	Bylaws of Netmaximizer.com, Inc.

**	3.5	Articles of Amendment of Gentech Pharma, Inc.

**	3.6	Articles of Amendment of Gentech Pharma, Inc.

**	3.7	Articles of Amendment of Fintech Group, Inc.

**	3.8	Articles of Amendment of Capital Markets Technologies, Inc.

***	31.1	Rule 13a-14(a)/15d-14(a) Certifications – Hagop Bouroudjian

***	31.2	Rule 13a-14(a)/15d-14(a) Certifications – Pasquale Ceci

***	32.1	Section 1350 Certifications – Hagop Bouroudjian

***	32.2	Section 1350 Certifications – Pasquale Ceci

*	Previously filed.
**	Previously filed as an exhibit to the Company’s 10KSB filing for the fiscal year ended December 31, 2001 and incorporated by reference
***	Filed herein.

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