Form 10QSB
period 2007-03-31
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2007-11-19
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007

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

COMMON STOCK, PAR VALUE $.001

PREFERRED STOCK PAR VALUE $.001

(Title of each class)

Number of shares of the issuer’s preferred and common stock, par value $.001, outstanding as of November 19, 2007: 15,757,617 shares.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

CAPITAL MARKETS TECHNOLOGIES, INC.

INDEX TO FORM 10-QSB

		Page Number
PART I – FINANCIAL INFORMATION

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

Item 1.	Financial Statements - unaudited

	Balance Sheet	3

	Statements of Operations: 3 months ended March 31, 2007 and 2006	4

	Statements of Changes in Stockholders’ Equity	5

	Statement of Cash Flows	6

	Notes to Financial Statements	7-9

Item 2.	Management Discussion & Analysis	10-11

Item 3.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

BALANCE SHEET

As of March 31, 2007 and December 31, 2006

	Mar 31, 2007	Dec. 31 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$—

Total Current Assets	—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Notes and accrued interest payable	$31,583	$44,400
Account payable	580,240	559,310

Total Current Liabilities	611,823	603,710

STOCKHOLDERS’ DEFICIENCY
Preferred stock 10,000,000 shares authorized at $.001 par value; none outstanding	—	—
Common stock 250,000,000 shares authorized at $.001 par value; 33,560,000 (2006: 32,241,117) shares issued and outstanding	33,560	32,241
Capital in excess of par value	11,803,850	11,791,979
Accumulated deficit during development stage	(12,449,233)	(12,427,930)

Total Stockholders’ Deficiency	(611,823)	(603,710)

	$—	$—

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

(unaudited)

	Mar. 31, 2007	Mar. 31, 2006
REVENUES	$—	$—

EXPENSES
Professional fees	17,000	—
Administrative	3,930	—

	20,930	—

NET OPERATING LOSS FROM OPERATIONS	20,930	—

OTHER INCOME (LOSSES)
Interest expense	373	710

NET LOSS	$(21,303)	$(710)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.01)

AVERAGE OUTSTANDING SHARES—stated in 1,000’s
Basic	33,560	81

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to March 31, 2007

(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance June 29, 1995	—	$—	$—	$—
Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital—expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable—related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002	—	—	—	(106,444)
Net loss for year ended December 31, 2003	—	—	—	(57,597)
Net loss for year ended December 31, 2004	—	—	—	(2,838)
Net loss for year ended December 31, 2005	—	—	—	(2,838)
Issuance of common stock for services	30,000,000	30,000	—	—
Issuance of common stock for debt	2,160,000	2,160	19,440	—
Net loss for year ended December 31, 2006	—	—	—	(34,727)
Issuance of common stock for debt	1,319,000	1,319	11,871
Net loss for period ended March 31, 2007	—	—	—	(21,303)

Balance March 31, 2007	33,560,117	$33,560	$11,803,850	$(12,449,233)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(unaudited)

	Mar. 31, 2007	Mar. 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,303)	$(710)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in current assets and liabilities	8,113	710

Net Cash Used in Operations	(13,190)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Conversion of debt to common shares	13,190
Net Increase (Decrease) in Cash	—	—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

1. ORGANIZATION

The Company was incorporated under the laws of the State of Florida on June 29, 1995 with the name ARLN Realty Associates, Inc. with authorized common shares of 7,500 with a par value of $1.00. The Company had several name changes and authorized common share changes and on September 14, 2006 changed its name to AFintech Group, Inc. and changed its authorized common shares to 250,000,000 at a par value of $.001 and added authorized preferred shares of 10,000,000 at par value of $.001. The terms of the preferred shares have not been determined. On February 7, 2007 the name was changed to ACapital Markets Technologies, Inc.

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

On March 31, 2007, the Company did not have a net operating loss available for carry forward.

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

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

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

3. NOTE PAYABLE

The Company has a note payable due a creditor with a balance of $31,583, including accrued interest, dated September 15, 2003, resulting from services provided, which is past due. The terms of the note includes 5% annual interest and an option to convert into common capital stock at $.01 per share, at the option of the note holder. The note has been partially paid during 2006 by the issuance of 2,160,000 common shares and 1,319,000 shares during 2007.

The option to convert does not have a determinable value.

4. ACCOUNTS PAYABLE

The Statute of Limitations has run on a substantial part of the accounts payable.

5. CAPITAL STOCK

During 2007 the Company issued and 1,319,000 common shares for part payment on the note reported in note 3.

Subsequent to March 31, 2007 the Company issued 2,197,500 common shares as additional payment on the note payable reported under note 3. 20,000,000 restricted common stock has been cancelled during November 2007.

On November 2, 2005 the Company completed a reverse common stock split of one share for 500 outstanding shares. This report has been prepared showing post split shares from inception.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have not acquired any shares of the Company’s outstanding common stock, however, control parties have acquired 30,000,000 shares during 2006 of which 20,000,000 has subsequently been cancelled during November 2007.

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

PROFESSIONAL FEES

Professional fees were incurred for the purpose of preparation and audit of the Company’s financial statements.

ADMINISTRATION

During the quarter ended March 31, 2007 our administrative expenses were as a result of transfer agent fees.

NET LOSS

Our net loss for the quarter ended March 31, 2007 was $20,090 as a result of professional fees and administration.

NET LOSS PER SHARE

Net loss per share was $(0.00) for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The company closed our business operations due to lack of funding.

In the past we were an e-commerce department store that sold a wide variety of consumer goods to members of affinity groups, paying a commission on those sales to the affinity group. In 2002, we ceased our business operations due to lack of funding.

During 2006, we changed our name to Fintech Group, Inc. and subsequently in February of 2007 to Capital Markets Technologies, Inc. to reflect our current focus. We are a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. The company currently is operating in Chicago, and with its proposed acquisition of Simplex Consulting will operate out of London, England as well. We were founded initially to capitalize on the estimated US$30 billion financial technology market opportunity which management believes exists within Europe between 2007 – 2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (Single Euro Payments Area”).

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material currently pending legal proceedings to which the Company is a party and, to the Company’s knowledge, no proceedings are contemplated against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2007 the Company issued 1,319,000 common shares in partial satisfaction of a debt.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company changed their corporate name from Fintech Group, Inc. to Capital Markets Technologies, Inc. and this was approved by a majority of the shareholders.

Item 5.	Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Date)		CAPITAL MARKETS TECHNOLOGIES, INC.
(Registrant)

November 19, 2007

	By:	/s/ Hagop J. Bouroudjian
Hagop J. Bouroudjian
CEO

November 19, 2007		/s/ Pasquale Ceci
Pasquale Ceci
Principal Accounting Officer

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.