Form 10QSB
period 2007-06-30
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2007-11-19
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007

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

Item 1.	Financial Statements

	Balance Sheet	3

	Statements of Operations:

	3 months ended June 30, 2007 and 2006	4

	6 months ended June 30, 2007 and 2006	5

	Statements of Changes in Stockholders’ Equity	6

	Statement of Cash Flows	7

	Notes to Financial Statements	8-10

Item 2.	Management Discussion & Analysis	11-12

Item 3.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

BALANCE SHEET

As of June 30, 2007 and December 31, 2006

	June 30, 2007	Dec. 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$397,257	$—

Total Current Assets	$397,257	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES

Notes and accrued interest payable	$24,063	$44,400
Account payable	582,880	559,310

Total Current Liabilities	606,943	603,710
Obligation to issue Common Shares	520,100	—

	1,127,043	603,710

STOCKHOLDERS’ DEFICIENCY

Preferred stock 10,000,000 shares authorized at $.001 par value; none outstanding	—	—
Common stock 250,000,000 shares authorized at $.001 par value; 34,335,117 (2006: 32,241,117) shares issued and outstanding	34,335	32,241
Capital in excess of par value	11,810,825	11,791,979
Accumulated deficit during development stage	(12,574,946)	(12,427,930)

Total Stockholders’ Deficiency	(729,786)	(603,710)

	$397,257	$—

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006

(unaudited)

	June 30, 2007	June 30, 2006
REVENUES	$—	$—

EXPENSES

Professional fees	10,750	—
Consulting fees	30,000	—
Advertising and Promotion	65,257	—
Administrative	19,476	30,000

	125,483	30,000

NET OPERATING LOSS FROM OPERATIONS	(125,483)	(30,000)

OTHER INCOME (LOSSES)

Interest expense	230	1,419

NET LOSS	$(125,713)	$(31,419)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES—stated in 1,000’s

Basic	34,335	30,081

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2007 and 2006

(unaudited)

	June 30, 2007	June 30, 2006
REVENUES	$—	$—

EXPENSES

Professional fees	27,750	—
Consulting fees	30,000	—
Advertising and Promotion	65,257	—
Administrative	23,406	30,000

	146,413	30,000

NET OPERATING LOSS FROM OPERATIONS	(146,413)	(30,000)

OTHER INCOME (LOSSES)

Interest expense	603	1,419

NET LOSS	$(147,016)	$(31,419)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES—stated in 1,000’s

Basic	34,335	30,081

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to June 30, 2007

(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance June 29, 1995	—	$—	$—	$—

Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital—expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable—related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002	—	—	—	(106,444)
Net loss for year ended December 31, 2003	—	—	—	(57,597)
Net loss for year ended December 31, 2004	—	—	—	(2,838)
Net loss for year ended December 31, 2005	—	—	—	(2,838)
Issuance of common stock for services	30,000,000	30,000	—	—
Issuance of common stock for debt	2,160,000	2,160	19,440	—
Net loss for year ended December 31, 2006	—	—	—	(34,727)
Issuance of common stock for debt	2,094,000	2,094	18,846
Net loss for period ended June 30, 2007	—	—	—	(147,016)

Balance June 30, 2007	34,335,117	$34,335	$11,810,825	$(12,574,946)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

(unaudited)

	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(147,016)	$(31,419)

Adjustments to reconcile net loss to net cash provided by operating activities

Changes in current assets and liabilities	3,233	1,419
Issuance of stock for services	—	30,000

Net Cash Used in Operations	(143,783)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Private Placement	520,100	—
Conversion of debt to common shares	20,940	—

Net Cash Provided by Financing	541,040	—

Net Increase (Decrease) in Cash	397,257	—
Cash at Beginning of Period	—	—

Cash at End of Period	$397,257	$—

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

On June 30, 2007, the Company did not have a net operating loss available for carry forward.

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

June 30, 2007

(unaudited) (continued)

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

3. NOTE PAYABLE

The Company has a note payable due a creditor with a balance of $24,063, including accrued interest, dated September 15, 2003, resulting from services provided, which is past due. The terms of the note includes 5% annual interest and an option to convert into common capital stock at $.01 per share, at the option of the note holder. The note has been partially paid during 2006 by the issuance of 2,160,000 common shares and 2,094,000 shares until June 30, 2007. Subsequent to June 30, 2007 another 1,422,500 shares were issued.

The option to convert does not have a determinable value.

4. ACCOUNTS PAYABLE

The Statute of Limitations has run on a substantial part of the accounts payable.

5. OBLIGATION TO ISSUE COMMON STOCK

The Company has an obligation, thru a private placement, to issue restricted common stock to various non-affiliated parties. The subscription agreement provides for the purchase of Units at $0.75 per Unit. Each Unit consists of one share of restricted common stock and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants are detachable and may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The shares underlying the Warrants will be issued as “restricted stock” upon exercise, as that term is defined by federal securities laws. The subscription agreement has no minimum or maximum unit quantity; however, the subscription will be closed by November 30, 2007.

Currently the Company has received subscriptions for 693,467 common shares and 693,467 Common Stock Warrants as defined above. Upon the Closing, the Company will be accepting the subscriptions, as appropriate, and issuing the securities.

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

(unaudited) (continued)

6. CAPITAL STOCK

During 2007 the Company issued and 2,094,000 common shares for part payment on the note reported in note 3.

Subsequent to June 30, 2007 the Company issued 1,422,500 common shares as additional payment on the note payable reported under note 3. 20,000,000 restricted common stock has been cancelled during November 2007.

On November 2, 2005 the Company completed a reverse common stock split of one share for 500 outstanding shares. This report has been prepared showing post split shares from inception.

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have not acquired any shares of the Company’s outstanding common stock, however, control parties have acquired 30,000,000 shares during 2006 of which 20,000,000 has subsequently been cancelled during November 2007.

8. GOING CONCERN

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

PROFESSIONAL FEES

Professional fees were incurred for the purpose of preparation and audit of our financial statements.

CONSULTING FEES

Consulting fees were incurred for the purpose of assisting in acquisitions.

ADVERTISING AND PROMOTION

Advertising and promotion was incurred for the purpose of establishing relationships with potential acquisition targets.

ADMINISTRATION

Administration fees were incurred for the purpose of various regulatory and fixed cost expenses.

NET LOSS

Our net loss for the quarter ended June 30, 2007 was $147,016 and was due to the expenses incurred from acquiring potential acquisition targets.

NET LOSS PER SHARE

Net loss per share was $(0.00) for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The company closed our business operations in 2002 due to lack of funding.

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

The Company has an obligation, thru a private placement, to issue restricted common stock to various non-affiliated parties. The subscription agreement provides for the purchase of Units at a price of $0.75 per Unit. Each Unit consists of one share of restricted common stock and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants are detachable and may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The shares underlying the Warrants will be issued as “restricted stock” upon exercise, as that term is defined by federal securities laws. The subscription agreement has no minimum or maximum unit quantity; however, the subscription will be closed by November 30, 2007.

Currently the Company has received subscriptions for 693,467 common shares and 693,467 Common Stock Warrants as defined above. Upon the Closing, the Company will be accepting the subscriptions, as appropriate, and issuing the securities.

The offer and sale of such securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) upon issuance, a legend will be placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act.

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material currently pending legal proceedings to which the Company is a party and, to the Company’s knowledge, no proceedings are contemplated against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007 the Company issued 775,000 common shares in partial satisfaction of a debt.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no submissions of matters to a Vote of Security Holders.

Item 5.	Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL MARKETS TECHNOLOGIES, INC. (Registrant)

November 19, 2007	By:	/s/ Hagop J. Bouroudjian
Hagop J. Bouroudjian
CEO

	By:	/s/ Pasquale Ceci
Pasquale Ceci
Principal Accounting Officer

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.