Form 10QSB
period 2007-09-30
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2007-11-19
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

Item 1 Financial Statements

Balance Sheet	3

Statements of Operations:
3 months ended September 30, 2007 and 2006	4
9 months ended September 30, 2007 and 2006	5

Statements of Changes in Stockholders’ Equity	6

Statement of Cash Flows	7

Notes to Financial Statements	8-10

Item 2. Management Discussion & Analysis	11-12
Item 3. Controls and Procedures	12-13

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	14

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

BALANCE SHEET

As of September 30, 2007 and December 31, 2006

	Sept. 30, 2007	Dec. 31 2006
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$344,426	$—

Total Current Assets	$344,426	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES

Notes and accrued interest payable	$17,307	$44,400
Account payable	583,035	559,310

Total Current Liabilities	600,342	603,710

Obligation to issue Common Shares	623,850	—

	1,224,192	603,710

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized at $.001 par value; none outstanding	—	—
Common stock
250,000,000 shares authorized at $.001 par value; 35,022,617 (2006: 32,241,117) shares issued and outstanding	35,022	32,241
Capital in excess of par value	11,817,013	11,791,979
Accumulated deficit during development stage	(12,731,801)	(12,427,930)

Total Stockholders’ Deficiency	(879,766)	(603,710)

	$344,426	$—

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2007 and 2006

(unaudited)

	Sept. 30, 2007	Sept. 30 , 2006
REVENUES	$—	$—

EXPENSES

Professional fees	—	—
Consulting fees	12,500	—
Advertising and Promotion	133,477	—
Administrative	10,759	2,000

	156,736	—

NET OPERATING LOSS FROM OPERATIONS	(156,736)	(2,000)

OTHER INCOME (LOSSES)

Interest expense	119	709

NET LOSS	$(156,855)	$(2,709)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES - stated in 1,000’s

Basic	35,023	30,081

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2007 and 2006

(unaudited)

	Sept. 30, 2007	Sept. 30, 2006
REVENUES	$—	$—

EXPENSES

Professional fees	27,750	—
Consulting fees	42,500	—
Advertising and Promotion	198,734	—
Administrative	34,165	32,000

	303,149	32,000

NET OPERATING LOSS FROM OPERATIONS	(303,149)	(32,000)

OTHER INCOME (LOSSES)

Interest expense	722	2,128

NET LOSS	$(303,871)	$(34,128)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.00)

AVERAGE OUTSTANDING SHARES - stated in 1,000’s

Basic	35,023	30,081

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to September 30, 2007

(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance June 29, 1995	—	$—	$—	$—

Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital - expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable - related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002	—	—	—	(106,444)
Net loss for year ended December 31, 2003	—	—	—	(57,597)
Net loss for year ended December 31, 2004	—	—	—	(2,838)
Net loss for year ended December 31, 2005	—	—	—	(2,838)
Issuance of common stock for services	30,000,000	30,000	—	—
Issuance of common stock for debt	2,160,000	2,160	19,440	—
Net loss for year ended December 31, 2006	—	—	—	(34,727)
Issuance of common stock for debt	2,781,500	2,781	25,034
Net loss for period ended September 30, 2007	—	—	—	(303,871)

Balance September 30, 2007	35,022,617	$35,022	$11,817,013	$(12,731,801)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

(unaudited)

	Sept. 30, 2007	Sept. 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(303,871)	$(34,128)

Adjustments to reconcile net loss to net cash provided by operating activities

Changes in current assets and liabilities	(3,368)	4,128
Issuance of stock for services	—	30,000

Net Cash Used in Operations	(307,239)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Private Placement	623,850	—
Conversion of debt to common shares	27,815	—

Net Cash Provided by Financing	651,665	—

Net Increase (Decrease) in Cash	344,426

Cash at Beginning of Period	—	—

Cash at End of Period	$344,426	$—

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

On September 30, 2007, the Company did not have a net operating loss available for carry forward.

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

September 30, 2007

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

3. NOTE PAYABLE

The Company has a note payable due a creditor with a balance of $17,307, including accrued interest, dated September 15, 2003, resulting from services provided, which is past due. The terms of the note includes 5% annual interest and an option to convert into common capital stock at $.01 per share, at the option of the note holder. The note has been partially paid during 2006 by the issuance of 2,160,000 common shares and 2,781,500 shares until September 30, 2007. Subsequent to September 30, 2007 another 735,000 shares were issued.

The option to convert does not have a determinable value.

4. ACCOUNTS PAYABLE

The Statute of Limitations has run on a substantial part of the accounts payable.

5. CAPITAL STOCK

During 2007 the Company issued and 2,781,500 common shares for part payment on the note reported in note 3.

Subsequent to September 30, 2007 the Company issued 735,000 restricted common shares as additional payment on the note payable reported under note 3. 20,000,000 common stock has been cancelled during November 2007.

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

CAPITAL MARKETS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(unaudited) (continued)

Currently the Company has received subscriptions for 831,800 common shares and 831,800 Common Stock Warrants as defined above. Upon the Closing, the Company will be accepting the subscriptions, as appropriate, and issuing the securities.

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

NET LOSS

Our net loss for the quarter ended September 30, 2007 was $303,871 was due to the expenses incurred from acquiring potential acquisition targets.

NET LOSS PER SHARE

Net loss per share was $(0.01) for the nine months ended September 30, 2007.

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

Currently the Company has received subscriptions for 831,800 common shares and 831,800 Common Stock Warrants as defined above. Upon the Closing, the Company will be accepting the subscriptions, as appropriate, and issuing the securities.

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material currently pending legal proceedings to which the Company is a party and, to the Company’s knowledge, no proceedings are contemplated against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2007 the Company issued 687,500 common shares in partial satisfaction of a debt.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no submissions of matters to a Vote of Security Holders.

Item 5.	Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL MARKETS TECHNOLOGIES, INC.
(Registrant)

November 19, 2007	By:	/s/ Hagop J. Bouroudjian
Hagop J. Bouroudjian
CEO

	By:	/s/ Pasquale Ceci
Pasquale Ceci
Principal Accounting Officer

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.