Form 10KSB
period 2007-12-31
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2008-04-15
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 000-28407

CAPITAL MARKETS TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

Florida	65-0907899
State of Incorporation	IRS Employer Identification No.

340 E. Randolph Suite 2701 Chicago IL 60610

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

NOT APPLICABLE

Registrant’s revenues for the most recent fiscal year were: None

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock outstanding as of April 14, 2008 was approximately 21,083,660

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

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on April 15, 2008, was approximately $9,312,174

CAPITAL MARKETS TECHNOLOGIES, INC.

FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1—DESCRIPTION OF BUSINESS

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

•	March 1, 1999: corporate name change from RLN Realty Associates, Inc. to Netmaximizer.com, Inc.

•	October 19, 1999: a 3 for 1 split of common stock effective as of November 1, 1999

•

April 10, 2000: an amendment to the Articles of Incorporation increasing the total number of shares that may be issued to 77,000,000, consisting of 75,000,000 shares of common stock, par value $.001 per share and 2,000,000 shares of “blank check” preferred stock, par value $.001 per share.

•	October 3, 2005: change in corporate name from Netmaximizer.com, Inc. to Gentech Pharma, Inc. and concurrently authorized a reverse split of the common stock on a 500 for 1 basis.

•	December 19, 2005: increase authorized capital to 100,000,000 common shares.

•	September 1, 2006: change in corporate name from Gentech Pharma, Inc. to Fintech Group, Inc.

•	September 1, 2006: amend and restate Articles of Incorporation in particular increase authorized common shares to 250,000,000 par value $.001 and Preferred stock to 10,000,000 shares par value $.001.

•	February 8, 2007: change in corporate name from Fintech Group, Inc. to Capital Markets Technologies, Inc.

In the past we were an e-commerce department store that sold a wide variety of consumer goods to members of affinity groups, paying a commission on those sales to the affinity group. In 2002, we ceased our business operations as an e-commerce department store due to lack of funding. We were subsequently de-listed from the Over-the-Counter Bulletin Board exchange to the “pink sheets” exchange for failure to file timely reports pursuant to the Securities Act of 1934, as amended.

During 2006, we changed our name to Fintech Group, Inc. and subsequently in 2007 to Capital Markets Technologies, Inc. to reflect our current focus. We are currently operating as a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. The company currently is operating in Chicago, and with its proposed acquisition of Simplex Consulting will operate out of London, England as well. We changed our focus initially to capitalize on the estimated US$30 billion financial technology market opportunity which management believes exists within Europe between 2007—2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (“Single Euro Payments Area”).

Europe’s entire financial technology landscape is set to change by 2010 as a result of MiFID and SEPA which make it mandatory for every one of Europe’s 8,000 Financial Institutions (“FIs”) to change their IT systems and trade processes. The effects of these directives will impact tens of thousands of non-bank FIs and euro-zone corporate treasuries. Through a number of acquired subsidiaries, CMT will position itself to provide its global tier 1 and 2 financial services customers with financial technology solutions helping them to comply with, or capitalize on the world’s most significant financial services legislation ever seen.

MiFID, aims to create a pan-European securities market affecting thousands of securities firms as well as the outlook for Europe’s regional stock exchanges. SEPA will create the infrastructure which has yet to be rolled out to support the euro, and will remove cross border payments from within the euro zone.

These two directives are set to cost the financial services industry an estimated US$30 billion in business process re-engineering and technology changes before 2010 according to MiFID. CMT aims to capitalize on this opportunity by gaining a foothold in the European financial technology markets, and with it, a depth of local market knowledge in order to truly understand the implications and opportunities which regulatory change will provide.

On November 15, 2007, our management released that they executed a definitive share purchase agreement (‘Agreement’) regarding the sale of Simplex’s UK subsidiary, Simplex Consulting Ltd (‘Simplex Consulting’) to Capital Markets Technologies. ‘Simplex Consulting’ is a UK-based consulting firm specializing in wholesale payments and post-trade processing technologies and services in the banking and securities markets.

CMT is aiming to finalize the transaction this year, although no assurances can be made that such transaction will be finalized. Simplex’s current parent company has completed the conversion of debt to equity with all convertible bond holders. Simplex is one of only three SWIFT Service Partners in the UK, Ireland and Nordic territories and runs a SWIFT Service Bureau providing outsourced connectivity to the SWIFT Network and other value-added services. Simplex’s customer base includes a number of the world’s leading financial institutions as well as asset managers, hedge funds and large corporations.

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

On September 28, 2007 the Company acquired 55% of iBase Solutions Limited, a private company incorporated in England. The Company paid $2,268 for the common shares. The minority shareholders are individuals residing in England.

iBase’s principal product is software which provides a pay-as-you-go service which automates interest and dividend claims between financial institutions and their counter parties. Principal target markets are key financial centres. The Company will pursuing global custodian banks and their asset management and hedge fund clients. The service is asp-enabled and sits on top of a swift service bureau belonging to a prospective acquisition target of Capital Markets Technologies, Inc.

On November 19, 2007 CMT announced that it had acquired a 55% equity stake in iBase Solutions Limited ‘iBase’, is a UK based financial solutions company specializing in optimizing post-trade processes for financial institutions. iBase is set to launch in May 2008 a suite of software products and services designed to replace inefficient and costly manual processes inherent in today’s marketplace in Europe. The iBase products are designed to also assist companies in complying with the changes contemplated under MiFID and SEPA, which are to be enforced regulation by the European Commission.

The product naturally links to Simplex’s SWIFT Bureau to form a complete solution to this market issue. The product is currently scheduled to be finished in May 2008 when it will be presented to the International Securities Association for International Trade Communication (ISITC) sub-committee for claims. The ultimate ambition for iBase is for it to be recognized as the industry standard for claims processing in a similar fashion to SWIFT, which has been following the progress of iBase

Under both the Market in Financial Instruments Directive (MiFID) and the Single Euro Payments Area (SEPA), legal requirements for transparency throughout the entire financial transaction lifecycle are set to be introduced. iBase’s products will target a number of the most inefficient processes within back office operations, currently handled by expensive and operationally risky manual processes. iBase will be working closely with London-based Simplex, a company which specializes in providing outsourced payments and post-trade processing services and which CMT has also entered into a Letter of Intent to acquire. Simplex already has a number of the world’s leading financial institutions using its outsourced solutions. iBase will further enhance the functionality of Simplex’s existing offer, allowing for cross-selling opportunities to new and existing customers and will bring significant additional reconciliations.

Company’s principal products, services and intended markets.

Our principal product is software which provides a pay-as-you-go service which automates interest and dividend claims between financial institutions and their counter parties. Our principal target markets are key financial centers. Management is initially focusing on global custodian banks and their asset management and hedge fund clients as primary clients. Our service is asp-enabled and sits on top of a swift service bureau belonging to a prospective cmt acquisition target.

Management believes that the only realistic competitor to iBase would be swift itself although management consider swift as not a true competitor with our business. Dividend and interest claims are handled today by manual processes which are costly and risky. Ibase’s industry position is that we believe it is considered by the key industry standards group, isitc, as ideally positioned to solve the industry problem. We can market our service either directly or as a white-label service. We also presume governmental authorities will support our services as we enhance transparency on the post-trade arena, a feature support by most regulatory authorities.

On December 17, 2007 CMT announced that it has signed a letter of intent to acquire UK-based Strike IT Services, (“Strike IT”) an IT consulting firm in the corporate treasury and financial applications market. The proposed acquisition will bring a formidable team of additional resources to CMT as well as strong management. CMT and its subsidiaries will benefit from the cost savings associated with rationalization and an enhanced sales force. In addition it is expected that MiFID and SEPA resourcing requirements will provide a solid foundation of business for CMT in both consulting and solutions divisions during the coming years.

Strike IT Services is an IT consultancy and recruitment company which has a number of corporate customers for whom it provides resources around SAP (SAP is the world’s largest business software company) and the treasury operations. The Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) operates a worldwide financial messaging network. On this network messages are guaranteed by SWIFT to be securely and reliably exchanged between banks and other financial institutions. SWIFT also markets software and services to financial institutions, much of it for use on the SWIFTNet Network. The majority of international interbank messages use the SWIFT network. As of April 2006 SWIFT linked almost 8,000 financial institutions in 205 countries. SWIFT does not facilitate funds transfer—financial institutions need a corresponding banking relationship for financial transactions. SWIFT is a cooperative society under Belgian law and it is owned by its member financial institutions. SWIFT headquarters are located in La Hulpe, Belgium.

In addition, Strike IT is planning to open an office in 2nd quarter 2008 to tap into the increasing opportunities in the financial resourcing sector presented by MiFID and SEPA.

A further bonus to this acquisition is that it will allow Simplex to separate its consulting activities from its solutions business which has recently become a market issue, with Simplex’s consulting objectivity having become subject to question when running directly alongside a growing solutions business.

We have not been subject to any bankruptcy, receivership or other similar proceeding.

EMPLOYEES

We currently have no employees. Management presently serves in an uncompensated role

SEASONALITY

There is no seasonal aspect to our business.

FACILITIES

The Company’s corporate office is currently located 340 E. Randolph Suite 2701 Chicago IL 60610.

These facilities are owned by R & E Management, a company owned by Hagop Bouroudjian, Chairman of our board. Capital Markets Technologies, Inc. (CMT) has a month to month lease with R&E Management for its 2200 square foot location at a cost of $6,500 per month.

iBase Solutions Limited rents office space from Simplex Consulting Limited at Cheyne House, Crown Court, 62/63 Cheapside, London, EC2V 6JP at a cost of £2000 on a month to month basis.

DOMAIN NAME

We have registered the domain name “capitalmarketstech.com”.

SUBSIDIARIES

We acquired a 55% equity stake in iBase Solutions Limited (‘iBase’) iBase is a UK based financial solutions company specializing in optimizing post-trade processes for financial institutions. iBase is set to launch in May 2008 a suite of software products and services designed to replace inefficient and costly manual processes inherent in today’s marketplace in Europe. The iBase products are designed to also assist companies in complying with the changes contemplated under MiFID and SEPA, which are to be enforced regulation by the European Commission.

The product naturally links to Simplex’s SWIFT Bureau to form a complete solution to this market issue. The product is currently scheduled to be finished in May 2008 when it will be presented to the International Securities Association for International Trade Communication (ISITC) sub-committee for claims. The ultimate ambition for iBase is for it to be recognized as the industry standard for claims processing in a similar fashion to SWIFT, which has been following the progress of iBase

Under both the Market in Financial Instruments Directive (MiFID) and the Single Euro Payments Area (SEPA), legal requirements for transparency throughout the entire financial transaction lifecycle are set to be introduced. iBase’s products will target a number of the most inefficient processes within back office operations, currently handled by expensive and operationally risky manual processes. iBase will be working closely with London-based Simplex, a company which specializes in providing outsourced payments and post-trade processing services and which CMT has also entered into a Letter of Intent to acquire. Simplex already has a number of the world’s leading financial institutions using its outsourced solutions. iBase will further enhance the functionality of Simplex’s existing offer, allowing for cross-selling opportunities to new and existing customers and will bring significant additional reconciliations.

On November 15, 2007 CMT has executed a definitive share purchase agreement with Simplex Solutions Inc., to acquire 100% of the outstanding common shares of its wholly owned UK subsidiary, Simplex Consulting Limited in exchange for 5,000,000 common shares of CMT. On April 29, 2008 Simplex Solutions Inc., has declared a shareholder meeting to vote on approval of this transaction. CMT anticipates closing this transaction shortly thereafter given shareholder approval.

On December 17, 2007 the Company entered into a Letter of Intent with Strike IT Services Limited, a private company incorporated and registered in England and Wales, to purchase 100% of their outstanding common shares. Strike IT will become a 100% wholly owned subsidiary of the Company. The terms are as follows: $202,180 (£100,000) payable immediately, the balance of £100,000 is to be paid on closing of the transaction. The Company, in addition, will issue the principal shareholders of Strike IT 450,000 shares from treasury. The Company has satisfied the first payment of $202,180 (£100,000) on December 20, 2007 and has also issued the 450,000 common shares on March 12, 2008. The final payment of $204,186 (£100,000) was paid on March 18, 2008. Upon completion of Strike IT audits this transaction will be closed.

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

The Report of Independent Registered Public Accounting firm Contains Explanatory Language that Substantial Doubt Exists About our Ability to Continue as a Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We have yet to establish any history of profitable operations as shown in our independent certified financial audit for 2007 and 2006, respectively. As of December 31, 2007, we had an accumulated deficit of $13,347,202. We have incurred annual operating losses of $ 34,727 for the year ended December 31, 2006 and $ 919,272for the year ended December 31, 2007. We have financed our operations through the sale of equity securities in private placement transactions.

WE WILL NEED TO RAISE ADDITIONAL FUNDS THROUGH THE PUBLIC MARKET, PRIVATE DEBT OR PRIVATE SALES OF EQUITY TO ACHIEVE OUR CURRENT BUSINESS STRATEGY OF COMPLETING AND PROFITING FROM OUR SUITE OF TECHNOLOGY PRODUCTS. OUR NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE WILL LIKELY INVOLVE THE ISSUANCE OF ADDITIONAL SHARES OF STOCK, WHICH COULD DILUTE THE VALUE OF YOUR INVESTMENT. THERE IS NO ASSURANCE, HOWEVER, THAT WE WILL BE ABLE TO RAISE ADDITIONAL MONIES IN THE FUTURE.

We will require additional financing to sustain our operations, without which we may not be able to continue operations. Our inability to raise additional working capital or to raise the required financing in a timely manner would negatively impact our ability to fund our operations, our ability to generate revenues and to otherwise execute our business plan. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements. This can lead to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common stock could be adversely affected, and you could lose your entire investment.

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

OUR INABILITY TO RETAIN OUR KEY EXECUTIVE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

Our success depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Hagop Bouroudjian, and Pasquale Ceci, our President, Edward Arana, Director and Chief Financial Officer. Were we to lose any of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company. We do not currently carry a key-man life insurance policy on any of our employees, which would assist us in recouping our costs in the event of the loss of those officers.

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

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

We operate from 2200 square feet of leased offices located at 340 E. Randolph Street, Suite 2701, Chicago, IL 60610. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. We have a month-to-month lease for office space, which is owned by R&E Management, which is owned by our chairman, Hagop Bouroudjian. The lease is payable monthly, at $6,500 per month.

Our subsidiary, iBase Solutions Limited, rents office space from Simplex Consulting Limited at Cheyne House, Crown Court, 62/63 Cheapside, London, EC2V 6JP at a cost of £2000 on a month to month basis.

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

Capital Markets Technologies, Inc. common stock is traded in the over-the-counter Bulletin Board market under the symbol “CMKT.OB.”

At December 31, 2007, there were 18,533,653 shares of common stock of Capital Markets Technologies, Inc. outstanding and there were approximately 81 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Capital Markets Technologies, Inc.’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2007	HIGH BID	LOW BID
Quarter Ended December 31, 2007	$1.41	$.83
Quarter Ended September 30, 2007	1.38	1.34
Quarter Ended June 30, 2007	1.30	1.01
Quarter Ended March 31, 2007	1.52	.90

FISCAL 2006	HIGH BID	LOW BID
Quarter Ended December 31, 2006	$1.23	$.90
Quarter Ended September 30, 2006	1.01	1.01
Quarter Ended June 30, 2006	7.25	5.25
Quarter Ended March 31, 2006	.25	.25

FISCAL 2005	HIGH BID	LOW BID
Quarter Ended December 31, 2005	$4.00	$4.00
Quarter Ended September 30, 2005	35.00	3.50
Quarter Ended June 30, 2005	50.00	7.50
Quarter Ended March 31, 2005	125.00	1.00

We may never pay any dividends to our shareholders. We have not declared any dividends for the years ended December 31, 2007 and 2006. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

CMT’s Transfer Agent and Registrar for the common stock is Interwest Transfer Company, Inc. located in Salt Lake City, Utah.

RECENT SALES OF UNREGISTERED SECURITIES

In April 2008 the Company issued 300,000 common shares to the prior president for services to the Company.

In March 2008 the Company issued 450,000 common shares to the principals of Strike IT for the acquisition of the Company.

During 2008 the Company issued 1,776,668 units in a private placement for $1,725,000. Each unit consists of one share of common stock and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants are detachable and may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. No warrants have been exercised to date.

During 2007 the Company issued 1,776,036 units in a private placement for $1,256,250. Each unit consists of one share of common stock and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants are detachable and may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. No warrants have been exercised to date.

During 2007 the Company issued 4,516,500 shares as settlement of a prior debt.

During 2006 the Company issued 2,160,000 shares as partial settlement of a prior debt.

During 2001 the Company issued 2,548 post split restricted common shares for cash of $2,217,388 and 173 for expenses of $132,000.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

OVERVIEW

Capital Markets Technologies, Inc. (formerly known as Fintech Group, Inc.; Gentech Pharma, Inc.; Netmaximizer.com, Inc.;) (“CMT”) was incorporated in the State of Florida on June 29, 1995 under the name “RLN Realty Associates, Inc.” During 2002, we closed our e-commerce business operations due to lack of funding. From 2002 through 2005, the Company had no business operations. During 2006, we changed our name to Fintech Group, Inc. and subsequently to Capital Markets Technologies, Inc. in 2007 in order to reflect our current focus. We are a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. The company currently is operating in Chicago, and with its proposed acquisition of Simplex Consulting will operate out of London, England as well. We were initially founded to capitalize on the estimated US$30 billion financial technology market opportunity which management believes exists within Europe between 2007—2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (Single Euro Payments Area”).

On December 17, 2007 CMT announced that it has signed a letter of intent to acquire UK-based Strike IT Services, (“Strike IT”) an IT consulting firm in the corporate treasury and financial applications market. The proposed acquisition will bring a formidable team of additional resources to CMT as well as strong management. CMT and its subsidiaries will benefit from the cost savings associated with rationalization and an enhanced sales force. In addition it is expected that MiFID and SEPA resourcing requirements will provide a solid foundation of business for CMT in both consulting and solutions divisions during the coming years.

Strike IT Services is an IT consultancy and recruitment company which has a number of corporate customers for whom it provides resources around SAP (SAP is the world’s largest business software company) and the treasury operations. The Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) operates a worldwide financial messaging network. On this network messages are guaranteed by SWIFT to be securely and reliably exchanged between banks and other financial institutions. SWIFT also markets software and services to financial institutions, much of it for use on the SWIFTNet Network. The majority of international interbank messages use the SWIFT network. As of April 2006 SWIFT linked almost 8,000 financial institutions in 205 countries. SWIFT does not facilitate funds transfer—financial institutions need a corresponding banking relationship for financial transactions. SWIFT is a cooperative society under Belgian law and it is owned by its member financial institutions. SWIFT headquarters are located in La Hulpe, Belgium.

In addition, Strike IT is planning to open an office in 2nd quarter 2008 to tap into the increasing opportunities in the financial resourcing sector presented by MiFID and SEPA.

A further bonus to this acquisition is that it will allow Simplex to separate its consulting activities from its solutions business which has recently become a market issue, with Simplex’s consulting objectivity having become subject to question when running directly alongside a growing solutions business.

In January 2008, Capital Markets Technologies Inc. acquired 100% of the shares of a private company in for £125. The company has neither operations nor assets. The purpose of the company is to function as a holding company for all UK acquisitions.

NET REVENUES

We have had no revenues since 2002 when we closed our e-commerce business operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company closed our e-commerce business operations due to lack of funding in 2002.

In the past we were an e-commerce department store that sold a wide variety of consumer goods to members of affinity groups, paying a commission on those sales to the affinity group. In 2002, we ceased our business operations due to lack of funding.

During 2006, we changed our name to Fintech Group, Inc. and subsequently to Capital Markets Technologies, Inc. in 2007 to reflect our current focus. We are currently operating as a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. The company currently is operating in Chicago, and with its proposed acquisition of Simplex Consulting will operate out of London, England as well. Management’s re-focus of its business was initially to capitalize on the estimated US$ 30 billion financial technology market opportunity which management believes exists within Europe between 2007—2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (Single Euro Payments Area”).

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
Fax 801-262-3978

Board of Directors

Capital Markets Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Capital Markets Technologies, Inc. and subsidiary (development stage company) at December 31, 2007 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006, and the period June 29, 1995 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Markets Technologies, Inc. and Subsidiary at December 31, 2007 and the consolidated statements of operations, and cash flows for the years ended December 31, 2007 and 2006, and the period June 29, 1995 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

April 14, 2008

/s/ Madsen & Associates, CPA’s Inc.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED BALANCE SHEET

As of December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$292,968
Accounts Receivable	9,005

Total Current Assets	301,973

OFFICE EQUIPMENT – net of depreciation	20,265

OTHER ASSETS

Investment in Strike IT	202,180

$524,418

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$806,222

Total Current Liabilities	806,222

Minority Interest	(38,037)

STOCKHOLDERS’ DEFICIENCY

Preferred stock
10,000,000 shares authorized at $.001 par value; none outstanding,	—
Common stock
250,000,000 shares authorized at $.001 par value; 18,533,653 shares issued and outstanding	18,533
Capital in excess of par value	13,097,102
Accumulated deficit during development stage	(13,347,202)
Comprehensive income (loss)	(12,200)

Total Stockholders’ Deficiency	(243,767)

$524,418

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006 and the

period June 29, 1995 (date of inception) to December 31, 2007

	Dec 31, 2007	Dec 31, 2006	Jun 29, 1995 to Dec 31, 2007
REVENUES	$—	$—	$77,368

EXPENSES
Professional fees	63,762	—	63,762
Consulting fees	180,588	—	180,588
Advertising and Promotion	542,439	—	542439
Administrative	44,132	32,000	3,724,936
Commissions	98,901	—	98,901
Wages and Benefits	24,461	—	24,461
Amortization of web site	—	—	1,789,800
Stock and options - compensation expense	—	—	6,959,293

	954,283	32,000	13,384,180

NET OPERATING LOSS FROM OPERATIONS	(954,283)	(32,000)	(13,306,812)

OTHER INCOME (LOSSES)
Interest income (expense)	185	(2,727)	(327,224)
Depreciation	(5,066)	—	(5,066)
Gain on transfer of assets and liabilities	—	—	252,008

NET LOSS BEFORE MINORITY INTEREST	$(959,164)	$(34,727)	$(13,387,094)

Less Minority Interest	39,892	—	39,892

NET LOSS	$(919,272)	$(34,727)	$(13,347,202)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.05)	$(0.00)

AVERAGE OUTSTANDING SHARES - stated in 1,000’s

Basic	18,534	30,081

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to December 31, 2007

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance June 29, 1995	—	$—	$—	$—
Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital - expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable - related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002	—	—	—	(106,444)
Net loss for year ended December 31, 2003	—	—	—	(57,597)
Net loss for year ended December 31, 2004	—	—	—	(2,838)
Net loss for year ended December 31, 2005	—	—	—	(2,838)
Issuance of common stock for services	30,000,000	30,000	—	—
Issuance of common stock for debt	2,160,000	2,160	19,440	—
Net loss for year ended December 31, 2006	—	—	—	(34,727)
Issuance of common stock for debt	4,516,500	4,517	40,649
Common Stock cancelled	(20,000,000)	(20,000)	20,000	—
Issuance of Common Stock for cash	1,776,036	1,776	1,244,474
Net loss for year ended December 31, 2007	—	—	—	(919,272)

Balance December 31, 2007	18,533,653	$18,534	$13,097,102	$(13,347,202)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006 and the period

June 29, 1995 (date of inception) to December 31, 2007

	Dec 31, 2007	Dec 31, 2006	Jun 29, 1995 to Dec. 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(919,272)	$(34,727)	$(13,347,202)
Adjustments to reconcile net loss to net cash provided by operating activities

Amortization of web site	—	—	1,789,800
Depreciation of office equipment	5,066	—	5,066
Change in accounts receivable	(9,005)	—	(9,005)
Change in accounts payable	247,677	4,727	(916,813)
Issuance stock and options for services and expenses		30,000	9,102,232
Contributions to capital - expenses	—	—	174,000

Net Cash Used in Operations	(675,534)	—	(3,201,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Office Equipment	(25,331)	—	(25,331)
Advances to Strike IT	(202,180)	—	(202,180)

Net Cash Used in Investing Activities	(227,511)	—	(227,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,246,250	—	3,772,638

Net Cash From Financing	1,246,250	—	3,772,638

Comprehensive loss/translation adjustment and minority interest	(50,237)	—	(50.237)

Net Increase in Cash	292,968	—	292,968

Cash at Beginning of Period	—	—	—

Cash at End of Period	$292,698	$—	$292,968

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES
Issuance of 6,000 common shares for services – 1995			$5,000

Issuance of 133 common shares for services – 1999			288,000

Issuance of 100 common shares for services – 2000			200,000

Contributions to capital – expenses - 1999			174,000

Issuance of 173 common shares for expenses -2001			132,000

Issuance of 30,000,000 common shares for services – 2006	—	30,000	30,000

Issuance of 2,160,000 common shares for payment of debt		21,600	21,600

Issuance of 4,516,500 common shares for payment of debt	45,165	—	45,165

OTHER DISCLOSURES
Interest income (expense)	185	(2,727)	(327,409)

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. ORGANIZATION

The Company was incorporated under the laws of the State of Florida on June 29, 1995 with the name ARLN Realty Associates, Inc @ with authorized common shares of 7,500 with a par value of $1.00. The Company had several name changes and authorized common share changes and on September 14, 2006 changed its name to AFintech Group, Inc.@ and changed its authorized common shares to 250,000,000 at a par value of $.001 and added authorized preferred shares of 10,000,000 at par value of $.001. On February 7, 2007 the name was changed to ACapital Markets Technologies, Inc.@

The terms of the preferred shares were determined by the Board of Directors in April 2007. The shares were designated as Series A Convertible Preferred Stock at 1 for 2.5 Common shares. Each preferred share issued has 2.5 votes on all matters presented to be voted by the holders of common stock. The shares are convertible at the option of the Holder at any time from and after the Original Issue Date. As of the date of the financial statement there have been no preferred shares issued.

The principal business activity of the corporation was the development of an e-commerce web site and an e-commerce virtual department store. During 2001 the activity was discontinued and its remaining assets and related liabilities were transferred and the Company has remained inactive since that date.

The Company is a development stage company.

After 2001 the Company has been engaged in seeking viable business opportunities in the financial services sector.

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

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On December 31, 2007, the Company had a net operating loss for carry forward of approximately $13,347,202.

Any income tax benefit has not been determined as there has been a substantial change in stockholders. The net operating loss will expire in 2028.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACCOUNTS PAYABLE

The Statute of Limitations has run on a substantial part of the accounts payable.

4. SUBSIDIARY

On September 28, 2007 the Company acquired 55% of iBase Solutions Limited, a private company incorporated in England. The Company paid $2,268 for the common shares. The minority shareholders are individuals residing in England.

iBase’s principal product is software which provides a pay-as-you-go service which automates interest and dividend claims between financial institutions and their counter parties. Principal target markets are key financial centres. The Company will pursuing global custodian banks and their asset management and hedge fund clients. The service is asp-enabled and sits on top of a swift service bureau belonging to a prospective acquisition target of Capital Markets Technologies, Inc.

5. CAPITAL STOCK

During 2007 the Company issued 4,516,500 common shares as full payment on a note payable.

During 2007 the Company issued 1,776,036 units in a private placement for $1,246,250. Each unit consists of one share of common stock, par value $.001 per share, and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The warrants have been determined to have no value at the issuance date.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer controls a company that owns the property which the Company leases it office space from. The terms of the lease are $6,500 per month and the lease is month to month with no deposit paid.

The Company has incurred promotional expenses of $155,475 with an affiliate company of which $79,220 is still due and payable at December 31, 2007.

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

8. SUBSEQUENT EVENTS

Subsequent to December 31, 2007 the Company has issued 1,766,668 units in a private placement for $1,725,000. Each unit consists of one share of common stock, par value $.001 per share, and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The warrants have been determined to have no value at the issuance.

On December 17, 2007 the Company entered into a Letter of Intent with Strike IT Services Limited, a private company incorporated and registered in England and Wales, to purchase 100% of their outstanding common shares. Strike IT will become a 100% wholly owned subsidiary of the Company. The terms are as follows: $202,180 (£100,000) payable immediately, the balance of $202,180 (£100,000) pounds to be paid on closing of the transaction. The Company, in addition, will issue the principal shareholders of Strike IT 450,000 common shares. The Company has satisfied the first payment of $202,180 (£100,000) on December 20, 2007 and has also issued the 450,000 common shares on March 12, 2008. The final payment of $204,186(£100,000) was paid on March 18, 2008 and upon completion of Strike IT audits this transaction will be finalized.

Strike IT Services is an IT consultancy and recruitment company which has a number of corporate customers for whom it provides resources around SAP (SAP is the world’s largest business software company) and the treasury operations. The company has offices which is leases in Weybridge, Surrey on a month to month tenancy. They currently employ 5 full-time employees.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

8. SUBSEQUENT EVENTS (continued)

As Capital Markets Technologies, Inc. is anticipating the closing of the acquisition of Strike IT in May 2008, the following unaudited proforma balance sheets are provided. The statement includes the following assumptions:

•	The goodwill arising from the purchase of Strike IT is assumed to not be impaired nor has it been amortized

•	The acquisition was finalized on January 1, 2007

	Capital Markets Technologies, Inc. Dec. 31, 2007	Strike IT Services Ltd. Dec. 31, 2007
			Adjustments			Consolidated Dec. 31, 2007
			Debit	Credit	Ref
ASSETS

Cash (Bank Overdraft)	$292,968	$(668,783)	$1,725,000	$198,430	1 & 3	$1,150,755
Accounts Receivable	9,005	1,110,764				1,119,769
Office equipment-net of depreciation	20,265	29,868				50,133

Goodwill			642,986		4	642,986

Investment in Strike IT	202,180	—	396,860		2

			198,430	797,470	3 & 4	—

TOTAL ASSETS	$524,418	$471,849				$2,963,643

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Accounts Payable	$806,222	$317,365				1,123,587

Minority Interest	(38,037)	—				(38,037)

Stockholders’ equity & comprehensive Income (loss)	(243,767)	154,484	154,484	1,725,000	1 & 4

				396,860	2	1,878,093

	$524,418	$471,849				$2,963,643

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

8. SUBSEQUENT EVENTS (continued)

Adjustments explained:	Debit	Credit
1. Record sale of shares in private placement.

Cash	1,725,000
Share Capital		1,725,000

2. Record issuance of shares for Strike IT acquisition

Investment in Strike IT	396,860
Share capital		396,860

3. Record final cash payment to Strike IT for acquisition.

Investment in Strike IT	198,430
Cash		198,430

4. Consolidation entry

Goodwill calculated as follows:

Total Cash and Common shares paid to Shareholders of Strike IT		$797,470

Net assets of Strike IT		154,484

Good will on Purchase		$642,986

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

8. SUBSEQUENT EVENTS (continued)

In January 2008, Capital Markets Technologies Inc. acquired 100% of the shares of a private company, CMT Europe Limited, incorporated in England for $248 (£125). The company has neither operations nor assets. The purpose of the company is to function as a holding company for all UK acquisitions.

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

(a) Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Set forth below is information regarding the Company’s current directors and executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Hagop Bouroudjian	46	Chairman of the Board, Chief Executive Officer
Pasquale Ceci	38	President, Secretary, and Director
Andy Aziz	45	Director
Peter Feit	47	Director
Edward Arana	44	Director, Chief Financial Officer

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

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of CMT during the year ended December 31, 2007, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2007. The foregoing persons are collectively referred to in this Form 10-KSB as the “Named Executive Officers.” Compensation information is shown for the year ended December 31, 2007:

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Incentive Plan Option Awards ($)		Securities Underlying Options/SARs ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
Hagop Bouroudjian	2007		—	—	—	[1]	—	—	[2]	—	—
Pasquale Ceci	2007		—	—	—	[1]	—	—	[2]	—	—
Edward Arana	2007		—	—	—	[1]	—	—	[2]	—	—

There are no employment agreements between CMT and any executive officer. In our 55% owned subsidiary, iBase Solutions, the Company has an Executive Service Contract with our Technical Director, who is also a Director and a shareholder of iBase Solutions. His salary is $130,130 (£65,000) per year.

(1)	Incentive Plan options granted to executive officers in 2007 for deferred salaries due to cash flow constraints.
(2)	Nonqualified deferred compensation earnings to executive officers have been accrued for 2007 as a result of missed salaries due to cash flow constraints.

No compensation, whether in cash or securities, was paid in any form to any of the executive officers of CMT during the fiscal years 2007, 2006, 2005, 2004, 2003, 2002 and 2001.

None of the directors or executive officers received a bonus or deferred compensation.

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

PENSION BENEFITS TABLE

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

There are no existing or planned option/SAR grants.

Employment Agreements

We are not a party to any employment agreements.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

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

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2007, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for each shareholder is 340 E. Randolph, Suite 2701, Chicago, IL 60610. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

This table is based upon information obtained from our stock records.

NAME OF BENEFICIAL OWNER	AMOUNT OF OWNERSHIP(1)	PERCENTAGE OF CLASS(2)
Hagop Bouroudjian	NIL	—
Pasquale Ceci	NIL	—
Andy Aziz	NIL	—
Peter Feit	NIL	—
Edward Arana	NIL	—
(all executive officers and directors as a group ( 5 persons)	NIL	—

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.
(2)	Based on 18,533,653 shares of common stock outstanding as of December 31, 2007

Change in Control

As of December 31, 2007, there are no arrangements or pledges of the Company’s securities, known to management, which could result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the two years ended December 31, 2007 there have been no material transactions or series of similar transactions to which the Company were or are to be a party, in which the amount involved exceeds $50,000 and in which any promoter, founder, director or executive officer, or any security holder who known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any other foregoing persons, had a material interest, and none is presently proposed, other than as follows:

As stated above, since December 2007, the Company’s corporate office is currently located at 340 E. Randolph Street, Suite 2701, Chicago, IL 60610. We have a month-to-month lease for office space, which is owned by R&E Management, which is owned by our chairman, Hagop Bouroudjian. The lease is payable monthly, at $6,500 per month. Upon completion of our proposed acquisition with Simplex Consulting, we will acquire their existing office space in London, England as well.

ITEM 13	EXHIBITS

	Exhibit Number	Description
*	3.1	Articles of Incorporation of RLN Realty Associates, Inc. Effective June 29, 1995

*	3.2	Articles of Amendment to RLN Realty Associates, Inc. filed on June 9, 1998

*	3.3	Articles of Amendment to RLN Realty Associations, Inc. filed on March 1, 1999

*	3.4	Bylaws of Netmaximizer.com, Inc.

**	3.5	Articles of Amendment of Gentech Pharma, Inc. filed on October 27, 2005

**	3.6	Articles of Amendment of Gentech Pharma, Inc. filed on December 19, 2005

**	3.7	Articles of Amendment of Fintech Group, Inc. filed on September 1, 2006

**	3.8	Articles of Amendment of Capital Markets Technologies, Inc. filed on February 9, 2007

***	21	Subsidiaries

***	31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

***	31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

***	32.1	Section 1350 Certification of the Chief Executive Officer

***	32.2	Section 1350 Certification of the Chief Financial Officer

*	Previously filed as an exhibit to the Company’s Registration Statement on Form 10KSB, the fiscal year ended December 31, 2001 and incorporated by reference.
**	Previously filed as an exhibit to the Company’s 10KSB filing for the fiscal year ended December 31, 2001 and incorporated by reference
***	Filed herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2007 and 2006.

	2007	2006
Audit fees	$15,000	$15,000
Audit related fees	—	—
Tax fees	—	—

Total	$15,000	$15,000

Audit fees were for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

As part of its duties, our Board of Directors pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. Our Board of Directors does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL MARKETS TECHNOLOGIES, INC.

By	/s/ Hagop Bouroudjian
Chairman of the Board, Chief Executive Officer
Date: April 15, 2008

By	/s/ Pasquale Ceci
President and Secretary
Date: April 15, 2008

By	/s/ Andy Aziz
Director
Date: April 15, 2008

By	/s/ Peter Feit
Director
Date: April 15, 2008

By	/s/ Edward Anthony Arana
Director and Chief Financial Officer Date: April 15, 2008

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By	/s/ Hagop Bouroudjian
Chairman of the Board, Chief Executive Officer
Date: April 15, 2008

By	/s/ Pasquale Ceci
President and Secretary,
Date: April 15, 2008

By	/s/ Andy Aziz
Director
Date: April 15, 2008

By	/s/ Peter Feit
Director
Date: April 15, 2008

By	/s/ Edward Anthony Arana
Chief Financial Officer and Director
Date: April 15, 2008

Exhibit Index

Exhibit Number	Description
21	Subsidiaries

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer