Form 10-Q
period 2008-03-31
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2008-05-15
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

COMMISSION FILE NUMBER: 0-27382

CAPITAL MARKETS TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

FLORIDA	65-0907899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CHICAGO, IL340 E. Randolph Street, Suite 2701, Chicago, IL USA	60610
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (312) 533-0230

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non–Accelerated filer  ☐    Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2008
Common stock, $0.001 par value	21,583,660

CAPITAL MARKETS TECHNOLOGIES, INC.

INDEX TO FORM 10-Q

Page Number
PART I – FINANCIAL INFORMATION

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

Item 1 Financial Statements - unaudited

Balance Sheet	3

Statements of Operations:
3 months ended March 31, 2008 and 2007	4

Statements of Changes in Stockholders’ Equity	5

Statement of Changes in Stockholders’ Preferred Stock Equity	6

Statement of Cash Flows	7

Notes to Financial Statements	8-12

Item 2. Management Discussion & Analysis	13-14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	16

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED BALANCE SHEET

As of March 31, 2008 and December 31, 2007

	Mar. 31, 2008	Dec. 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$1,026,471	$292,968
Prepaid Expenses	21,000	—
Note Receivable	120,321	—
Accounts Receivable	11,178	9,005

Total Current Assets	1,178,970	301,973

OFFICE EQUIPMENT – net of depreciation	18,999	20,265

OTHER ASSETS

Software	29,783	—
Investment in Strike IT	811,216	202,180

	$2,038,968	$524,418

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$650,747	$806,222

Total Current Liabilities	650,747	806,222

Minority Interest	(63,345)	(38,037)

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized at $.001 par value; none outstanding,	—	—
Common stock
250,000,000 shares authorized at $.001 par value; 21,183,661 shares issued and outstanding	21,184	18,533
Capital in excess of par value	15,253,672	13,097,102
Accumulated deficit during development stage	(13,811,031)	(13,347,202)
Comprehensive income (loss)	(12,259)	(12,200)

Total Stockholders’ Deficiency	1,451,566	(243,767)

	$2,038,968	$524,418

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three months ended March 31, 2008 and 2007

(unaudited)

	Mar 31, 2008	Mar 31, 2007
REVENUES	$—	$—

EXPENSES
Professional fees	15,246	17,000
Consulting fees	45,100	—
Advertising and Promotion	266,050	—
Administrative	67,710	3,930
Commissions	57,500	—
Wages and Benefits	36,264	—
Depreciation	(1,267)	—

	489,137	20,930

NET OPERATING LOSS FROM OPERATIONS	(489,137)	(20,930)

OTHER INCOME (LOSSES)
Interest expense	—	(373)

NET LOSS BEFORE MINORITY INTEREST	$(489,137)	$(21,303)

Less Minority Interest	25,308	—

NET LOSS	$(463,829)	$(21,303)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.00)

AVERAGE OUTSTANDING SHARES - stated in 1,000's
Basic	21,184	33,560

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to March 31, 2008

(unaudited)

	Common Stock		Capital in Excess of	Accumulated Deficit
	Shares	Amount	Par Value
Balance June 29, 1995	—	$—	$—	$—
Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital - expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable - related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002	—	—	—	(106,444)
Net loss for year ended December 31, 2003	—	—	—	(57,597)
Net loss for year ended December 31, 2004	—	—	—	(2,838)
Net loss for year ended December 31, 2005	—	—	—	(2,838)
Issuance of common stock for services	30,000,000	30,000	—	—
Issuance of common stock for debt	2,160,000	2,160	19,440	—
Net loss for year ended December 31, 2006	—	—	—	(34,727)
Issuance of common stock for debt	4,516,500	4,517	40,649	—
Common Stock cancelled	(20,000,000)	(20,000)	20,000	—
Issuance of Common Stock for cash	1,776,036	1,776	1,244,474	—
Net loss for year ended December 31, 2007				(919,272)
Issuance of Common Stock for cash	1,900,008	1,900	1,723,100	—
Conversion of preferred stock into common stock	300,000	300	29,700	—
Issuance of Common Stock for acquisition	450,000	450	403,770	—
Net loss for period ended March 31, 2008	—	—	—	(463,829)

Balance March 31, 2008	21,183,661	$21,184	$15,253,672	$(13,811,031)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS’ PREFERRED STOCK EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to March 31, 2008

(unaudited)

	Preferred Stock		Capital in Excess of Par Value
	Shares	Amount
Balance June 29, 1995	—	—	$—
Issuance of preferred stock for services	120,000	120	29,880
Conversion of preferred into common stock	(120,000)	(120)	(29,880)

Balance March 31, 2008	—	—	$—

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2008 and 2007

(unaudited)

	Mar 31, 2008	Mar. 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(463,829)	$(21,303)

Adjustments to reconcile net loss to net cash provided by operating activities
Proceeds from preferred stock issued for services	30,000	—
Acquisition of software	(29,783)	—
Depreciation of office equipment	1,267	—
Changes in current assets and liabilities	(298,969)	8,113

Net Cash Used in Operations	(761,314)	(13,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Strike IT	(204,816)	—

Net Cash Used in Investing Activities	(204,816)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Conversion of debt to common shares	—	13,190
Proceeds from sale of common stock	1,725,000	—

Net Cash From Financing	1,725,000	13,190

Comprehensive loss/translation adjustment and minority interest	(25,367)	—

Net Increase in Cash	733,503	—

Cash at Beginning of Period	292,968	—

Cash at End of Period	$1,026,471	$—

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

1. ORGANIZATION

The Company was incorporated under the laws of the State of Florida on June 29, 1995 with the name RLN Realty Associates, Inc. with authorized common shares of 7,500 with a par value of $1.00. The Company had several name changes and authorized common share changes and on September 14, 2006 changed its name to Fintech Group, Inc. and changed its authorized common shares to 250,000,000 at a par value of $.001 and added authorized preferred shares of 10,000,000 at par value of $.001. On February 7, 2007, the name was changed to Capital Markets Technologies, Inc.

The terms of the preferred shares were determined by the Board of Directors in April 2007. The shares were designated as Series A Convertible Preferred Stock at a conversion ratio of 1 for 2.5 Common shares. Each preferred share issued has 2.5 votes on all matters presented to be voted by the holders of common stock. The shares are convertible at the option of the Holder at any time from and after the Original Issue Date.

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

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On March 31, 2008, the Company had a net operating loss for carry forward of approximately $13,786,031.

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

March 31, 2008

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACCOUNTS PAYABLE

The Statute of Limitations has run on a substantial part of the accounts payable.

4. NOTE RECEIVABLE

The Company’s subsidiary, iBase Solutions Limited, has entered into a credit facility agreement with Simplex Solutions (a potential acquisition target of Capital Markets Technologies, Inc.) The Company has agreed to provide a loan due on demand with interest calculated a 4% per annum compounded on a daily basis.

5. OFFICE EQUIPMENT

Office equipment is being depreciated on a straight line basis over a 5 year period. The original cost of the office equipment, acquired during 2007, was $25,332 and $6,333 dollars has been depreciated to date for a net book value of $18,999.

6. SOFTWARE DEVELOPMENT

Our subsidiary, iBase Solutions, has paid a third party to develop software. As of the date of this financial statement they have expended $29,783 (£15,000). The software has not been amortized for these financial statement purposes.

7. SUBSIDIARY

On September 28, 2007 the Company acquired 55% of iBase Solutions Limited, a private company incorporated in England. The Company paid $2,268 for the common shares. The minority shareholders are individuals residing in England.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

7. SUBSIDIARY (continued)

iBase’s principal product is software which provides a pay-as-you-go service which automates interest and dividend claims between financial institutions and their counter parties. Principal target markets are key financial centers. iBase management will pursue global custodian banks and their asset management and hedge fund clients. The service is asp-enabled and sits on top of a swift service bureau belonging to a prospective acquisition target of Capital Markets Technologies, Inc.

On December 17, 2007 the Company entered into a Letter of Intent with Strike IT Services Limited, a private company incorporated and registered in England and Wales, to purchase 100% of their outstanding common shares. Strike IT will become a 100% wholly owned subsidiary of the Company. The terms are as follows: $202,180 (£100,000) payable immediately, the balance of $202,180 (£100,000) pounds to be paid on closing of the transaction. The Company, in addition, will issue the principal shareholders of Strike IT 450,000 common shares. The Company has satisfied the first payment of $202,180 (£100,000) on December 20, 2007 and has also issued the 450,000 common shares on March 12, 2008. The final payment of $204,186(£100,000) was paid on March 18, 2008 and upon completion of Strike IT audits this transaction will be finalized. The financial statements have not been presented with the consolidation as it has not been finalized. Refer to the pro formas that were presented in the December 31, 2007 10K filing.

Strike IT Services is an IT consultancy and recruitment company which has a number of corporate customers for whom it provides resources around SAP (SAP is the world’s largest business software company) and the treasury operations. Strike IT has offices which is leases in Weybridge, Surrey on a month to month tenancy. They currently employ 5 full-time employees.

In January 2008, Capital Markets Technologies Inc. acquired 100% of the shares of a private company, CMT Europe Limited, incorporated in England for $248 (£125). CMT Europe Limited has neither operations nor assets. The purpose of CMT Europe Limited is to function as a holding company for all UK acquisitions.

8. CAPITAL STOCK

On March 12, 2008 the Company issued 450,000 common shares to the principals of Strike IT for the acquisition of their company.

During March 2008 the company issued 300,000 common shares for consulting services valued at $5,000

During 2007 the Company issued 1,900,008 units in a private placement for $1,725,000. Each unit consists of one share of common stock, par value $.001 per share, and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The warrants have been determined to have no value at the issuance date.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

8. CAPITAL STOCK (continued)

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

9. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer controls a company that owns the property which the Company leases it office space from. The terms of the lease are $6,500 per month and the lease is month to month with no deposit paid.

The Company has incurred promotional expenses of $83,555 (2007-$155,475) with an affiliate company.

10. SUBSEQUENT EVENTS

In April 2008 the Company issued 120,000 preference shares to the former president of the Company for services.

In April 2008 the Company issued 1,530,000 preferred shares to the current Board of Directors. The Chairman of the Board received 1,200,000 preferred shares that if converted into common shares would result in holdings of 3,000,000 common shares or 12.4% of the current outstanding shares.

During May 1, 2008 the Company issued 40,000 preferred shares to an individual for consulting services.

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

ADMINISTRATION

During the quarter ended March 31, 2008 our administrative expenses were as a result of transfer agent fees, telephone, rent and costs associated with edgarizing financial statements for SEC filing purposes.

NET LOSS

Our net loss for the quarter ended March 31, 2008 was $438,829 as a result of our extensive advertising and promotion which includes the company’s travel costs associated with our potential acquisitions in the United Kingdom.

NET LOSS PER SHARE

Net loss per share was $(0.02) for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We closed our business operations due to lack of funding.

In the past we were an e-commerce department store that sold a wide variety of consumer goods to members of affinity groups, paying a commission on those sales to the affinity group. In 2002, we ceased our business operations due to lack of funding.

During 2006, we changed our name to Fintech Group, Inc. and subsequently in February of 2007 to Capital Markets Technologies, Inc. to reflect our current focus. We are a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. The Company currently is operating in Chicago, and, with its proposed acquisition of Simplex Consulting will operate out of London, England as well. We were founded initially to capitalize on the estimated US$30 billion financial technology market opportunity which management believes exists within Europe between 2007 – 2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (Single Euro Payments Area”).

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

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.	Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors

We have reviewed the risk factors previously disclosed in our Annual Report on Form 10–KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on April 15, 2008 (the “Fiscal 2007 10–KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10–KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2008 the Company issued 450,000 common shares to the principals of Strike IT for the acquisition of Strike IT.

In March 2008 the Company issued 300,000 common shares for consulting services valued at $5,000.

During 2008 the Company issued 1,900,008 units in a private placement for $1,725,000. Each unit consists of one share of common stock and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants are detachable and may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. No warrants have been exercised to date.

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

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

Item 5.	Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Date)		CAPITAL MARKETS TECHNOLOGIES, INC.
(Registrant)
May 15, 2008
	By:	/s/ Hagop J. Bouroudjian
Hagop J. Bouroudjian
CEO

May 15, 2008		/s/ Edward Arana
Edward Arana
Chief Financial Officer

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of the Chairman, and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the President and Chief Accounting Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.