Form 10-Q
period 2008-06-30
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2008-08-19
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

COMMISSION FILE NUMBER: 0-27382

CAPITAL MARKETS TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

FLORIDA	65-0907899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 E. Randolph Street, Suite 2701, Chicago, IL USA	60610
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2008
Common stock, $0.001 par value	22,798,186

CAPITAL MARKETS TECHNOLOGIES, INC.

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS

As of June 30, 2008 and December 31, 2007

	Jun. 30, 2008	Dec. 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS

Cash	$115,508	$292,968
Prepaid Expenses	18,077	—
Accounts Receivable	15,356	9,005

Total Current Assets	148,941
OFFICE EQUIPMENT – net of depreciation	17,732	20,265

OTHER ASSETS

Note Receivable	129,887	—

Investment in The Sepa Consultancy Limited	1,993,350	—
Investment in Strike IT	811,216	202,180

	$3,101,126	$524,418

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES

Accounts payable	$684,733	$806,222

Total Current Liabilities	684,733	806,222

Minority Interest	(107,587)	(38,037)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock
10,000,000 shares authorized at $.001 par value; 2,286,000 outstanding	2,286	—
Capital in excess of par value	158,364
Common stock
250,000,000 shares authorized at $.001 par value; 22,798,186 shares issued and outstanding	22,798	18,533
Capital in excess of par value	16,901,858	13,097,102
Accumulated deficit during development stage	(14,551,569)	(13,347,202)
Comprehensive income (loss)	(9,757)	(12,200)

Total Stockholders’ Equity (Deficiency)	2,523,980	(243,767)

	$3,101,126	$524,418

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2008 and 2007

(unaudited)

	June 30, 2008	June 30, 2007
REVENUES	$—	$—

EXPENSES
Professional fees	44,378	10,750
Consulting fees	155,213	30,000
Advertising and Promotion	453,662	65,257
Administrative	36,324	19,476
Wages and Benefits	14,191	—
Depreciation	83,503	—

	787,271	125,483

NET OPERATING LOSS FROM OPERATIONS	(787,271)	(125,483)
OTHER INCOME (LOSSES)
Interest income (expense)	4,162	(230)

NET LOSS BEFORE MINORITY INTEREST	(783,109)	(125,713)
Less Minority Interest & comprehensive loss	42,778	—

NET LOSS	$(740,331)	$(125,713)

NET LOSS PER COMMON SHARE

Basic	$(0.03)	$(0.00)

Diluted	$(0.02)	$(0.00

AVERAGE OUTSTANDING SHARES - stated in 1,000’s

Basic	22,798	34,335
Diluted	28,513	34,335

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

(Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six months ended June 30, 2008 and 2007

(unaudited)

	Jun 30, 2008	Jun 30, 2007
REVENUES	$—	$—

EXPENSES
Professional fees	59,625	27,750
Consulting fees	200,313	30,000
Advertising and Promotion	718,938	65,257
Administrative	104,034	23,406
Commissions	57,500	—
Wages and Benefits	50,456	—
Software Development	82,237	—
Depreciation	2,533	—

	1,275,636	146,413

NET OPERATING LOSS FROM OPERATIONS	(1,275,636)	(146,413)
OTHER INCOME (LOSSES)
Interest income	4,162	(603)

NET LOSS BEFORE MINORITY INTEREST	$(1,271,474)	$(147,016)
Less Minority Interest and Comprehensive Loss	67,107	—

NET LOSS	$(1,204,367)	$(147,016)

NET LOSS PER COMMON SHARE

Basic	$(0.05)	$(0.00)

Diluted	$(0.04)	$(0.00)

AVERAGE OUTSTANDING SHARES - stated in 1,000’s

Basic	22,798	34,335

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to June 30, 2008

(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance June 29, 1995	—	$—	$—	$—
Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital - expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable - related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002	—	—	—	(106,444)
Net loss for year ended December 31, 2003	—	—	—	(57,597)
Net loss for year ended December 31, 2004	—	—	—	(2,838)
Net loss for year ended December 31, 2005	—	—	—	(2,838)
Issuance of common stock for services	30,000,000	30,000	—	—
Issuance of common stock for debt	2,160,000	2,160	19,440	—
Net loss for year ended December 31, 2006	—	—	—	(34,727)
Issuance of common stock for debt	4,516,500	4,517	40,649	—
Common Stock cancelled	(20,000,000)	(20,000)	20,000	—
Issuance of Common Stock for cash	1,776,036	1,776	1,244,474	—
Net loss for year ended December 31, 2007				(919,272)
Issuance of Common Stock for cash	2,539,533	2,539	2,381,961	—
Conversion of preferred stock into common stock	300,000	300	29,700	—
Issuance of Common Stock for acquisition-Strike IT	450,000	450	403,770	—
Issuance of Common Stock for acquisition-SEPA	975,000	975	989,325	—
Net loss for period ended June 30, 2008	—	—	—	(1,204,367)

Balance June 30, 2008	22,798,186	$22,798	$16,901,858	$(14,551,569)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ PREFERRED STOCK EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to June 30, 2008

(unaudited)

	Preferred Stock		Capital in Excess of Par Value
	Shares	Amount
Balance June 29, 1995	—	$—	$—
Issuance of preferred stock for services	120,000	120	29,880
Conversion of preferred into common stock	(120,000)	(120)	(29,880)
Issuance of preferred stock for services	636,000	636	158,364
Issuance of preferred stock to officers and board	1,650,000	1,650	—

Balance June 30, 2008	2,286,000	$2,286	$158,364

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(unaudited)

	Jun. 30 2008	Jun. 30 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,204,367)	$(147,016)
Adjustments to reconcile net loss to net cash provided by operating activities

Preferred stock issued for services	190,650	—
Depreciation of office equipment	2,533	—
Changes in current assets and liabilities	(145,916)	3,233

Net Cash Used in Operations	(1,157,100)	(143,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance of Note Receivable	(129,887)	—
Investment in The Sepa Consultancy Limited	(1,003,050)	—
Investment in Strike IT	(204,816)	—

Net Cash Used in Investing Activities	(1,337,753)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Conversion of debt to common shares	—	20,940
Proceeds from sale of common stock	2,384,500	520,100

Net Cash From Financing	2,384,500	541,040

Comprehensive loss/translation adjustment and minority interest	(67,107)	—

Net Increase (decrease) in Cash	(177,460)	397,257
Cash at Beginning of Period	292,968	—

Cash at End of Period	$115,508	$397,257

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

1. ORGANIZATION

The Company was incorporated under the laws of the State of Florida on June 29, 1995 with the name “RLN Realty Associates, Inc” with authorized common shares of 7,500 with a par value of $1.00. The Company had several name changes and authorized common share changes and on September 14, 2006 changed its name to “Fintech Group, Inc.” and changed its authorized common shares to 250,000,000 at a par value of $.001 and added authorized preferred shares of 10,000,000 at par value of $.001. On February 7, 2007, the name was changed to “Capital Markets Technologies, Inc.”

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

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On June 30, 2008, the Company had a net operating loss for carry forward of approximately $14,081,553.

Any income tax benefit has not been determined as there has been a substantial change in stockholders. The net operating loss will expire in 2029.

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

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACCOUNTS PAYABLE

The Statute of Limitations has run out on $557,323 of the accounts payable.

4. NOTE RECEIVABLE

The Company’s subsidiary, iBase Solutions Limited, has entered into a credit facility agreement with Simplex Consulting Limited(a potential acquisition target of Capital Markets Technologies, Inc.) The Company has agreed to provide a loan due on demand with interest calculated a 4% per annum calculated on a daily basis. Upon completion of the acquisition of Simplex Consulting this receivable will eliminate upon consolidation.

5. OFFICE EQUIPMENT

Office equipment is being depreciated on a straight line basis over a 5 year period. The original cost of the office equipment, acquired during 2007, was $25,332 and $7,600 dollars has been depreciated to date for a net book value of $17,732.

6. SUBSIDIARIES

On September 28, 2007 the Company acquired 55% of iBase Solutions Limited, a private company incorporated in England. The Company paid $227 for the common shares. The minority shareholders are individuals residing in England.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

6. SUBSIDIARIES (continued)

iBase’s principal product is software which provides a pay-as-you-go service which automates interest and dividend claims between financial institutions and their counter parties. Principal target markets are key financial centers. The Company will pursue global custodian banks and their asset management and hedge fund clients. The service is asp-enabled and sits on top of a swift service bureau belonging to a prospective acquisition target of Capital Markets Technologies, Inc.

In January 2008, Capital Markets Technologies Inc. acquired 100% of the shares of a private company, CMT Europe Limited, incorporated in England for $254 (£125). The purpose of the company is to function as a holding company for all UK acquisitions.

On December 17, 2007 the Company entered into a Letter of Intent with Strike IT Services Limited, a private company incorporated and registered in England and Wales, to purchase 100% of their outstanding common shares. Strike IT will become a 100% wholly owned subsidiary of the Company. The terms are as follows: $202,180 (£100,000) payable immediately, the balance of $202,180 (£100,000) pounds to be paid on closing of the transaction. The Company, in addition, will issue the principal shareholders of Strike IT 450,000 common shares. The Company has satisfied the first payment of $202,180 (£100,000) on December 20, 2007 and has also issued the 450,000 common shares on March 12, 2008. The final payment of $204,186(£100,000) was paid on March 18, 2008 and upon completion of Strike IT audits this transaction will be finalized. The financial statements have not been presented with the consolidation as it has not been finalized. Refer to the pro formas included in the notes to the financial statements.

Strike IT Services is an IT consultancy and recruitment company which has a number of corporate customers for whom it provides resources around SAP (SAP is the world’s largest business software company) and the treasury operations. The company has offices which it leases in Weybridge, Surrey on a month to month tenancy. They currently employ 5 full-time employees.

During May 2008 the Company entered into a Letter of Intent with The SEPA Consultancy Limited, a private company incorporated and registered in England and Wales to purchase 100% of their outstanding common shares. SEPA will become a 100% wholly owned subsidiary of the Company. The terms are as follows: $1,003,050 (£500,000) and the issuance of the Company’s stock to a value equal to £500,000 (975,000 shares) immediately. The Company has satisfied the first payment of $1,003,050 (£500,000) during May and June of 2008 as well has issued 975,000 common shares on May 28, 2008. The terms call for further payments as follows:

•

First anniversary: the sum of £500,000 in cash and the issue of common stock of the Company to a value equal to £500,000 based upon the market price of the Company at the date of payment and the £Sterling/£US dollar exchange rate prevailing at such time

•

Second anniversary: the sum of £500,000 in cash and the issue of common stock of the Company to a value equal to £500,000 based upon the market price of the Company at the date of payment and the £Sterling/£US dollar exchange rate prevailing at such time

Refer to the pro formas included in the notes to the financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

6. SUBSIDIARIES (continued)

The SEPA Consultancy Ltd. is a specialist consultancy company to support the payments industry in realizing the Single Euro Payments Area and in complying with the related legislation—The Payment Services Directive. The SEPA Consultancy has been founded by prominent figures in the Payments and Cash Management industry, and its services are targeted primarily at payment service providers, be they banks, non-bank financial companies, or clearing systems. The SEPA Consultancy combines in-depth industry expertise with proven programmed management techniques, the latter derived from successful approaches towards the adoption of the Euro in the first place. Our services are based on Best-Practice approaches for SEPA and PSD Programs as compiled by the company’s experts. SEPA has leased offices in London, England. They currently employ 6 full-time employees and use outside consultants as required.

During November 2007 the Company entered into a Letter of Intent with Simplex Solutions Inc. to purchase it’s wholly owned subsidiary Simplex Consulting Limited (Simplex), a company incorporated in England and Wales. The Company intends to purchase 100% of their outstanding common shares in exchange for 5,000,000 shares of the Company issued from Treasury. Refer to the pro formas included in the notes to the financial statements.

Simplex is a UK-based consulting firm specializing in wholesale payments and post-trade processing technologies and services in the banking and securities markets. The Company is aiming to finalize the transaction this year, although no assurances can be made that such transaction will be finalized. Simplex is one of only three SWIFT Service Partners in the UK, Ireland and Nordic territories and runs a SWIFT Service Bureau providing outsourced connectivity to the SWIFT Network and other value-added services. Simplex’s customer base includes a number of the world’s leading financial institutions as well as asset managers, hedge funds and large corporations.

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

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

7. CAPITAL STOCK

On May 28, 2008 the Company issued 975,000 common shares to the principals of The SEPA Consultancy Limited for the acquisition of their company.

On April 25, 2008 the Company issued 1,650,000 preferred shares to the Board of Directors and Officers of the Company as Compensation for services at a value of $1,650. The Chairman of the Board received 1,200,000 preferred shares that if converted into common shares would result in holdings of 3,000,000 common shares or 12.4% of the current outstanding shares.

During May 2008 the Company issued 636,000 preferred shares to various individuals and companies for consulting services valued at $159,000.

During the second quarter of 2008 the Company issued 639,525 units in a private placement for $659,500. Each unit consists of one share of common stock, par value $.001 per share, and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The warrants have been determined to have no value at the issuance date.

On March 12, 2008 the Company issued 450,000 common shares to the principals of Strike IT for the acquisition of their company.

During March 2008 the company issued 120,000 preferred shares for consulting services valued at $30,000 which were subsequently converted into 300,000 common shares.

During the first quarter of 2008 the Company issued 1,900,008 units in a private placement for $1,725,000. Each unit consists of one share of common stock, par value $.001 per share, and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The warrants have been determined to have no value at the issuance date.

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

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer controls a company that owns the property which the Company leases it office space from. The terms of the lease are $6,500 per month and the lease is month to month with no deposit paid.

The Company has incurred promotional expenses of $83,555 (2007-$155,475) with an affiliate company.

The Company appointed a new board of director on June 9, 2008. This board member has been paid consulting fees, relocation expenses and living allowances of $140,455.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

9. SUBSEQUENT EVENTS (continued)

As Capital Markets Technologies, Inc. is anticipating the closing of the acquisition of Strike IT during 2008, the following unaudited proforma balance sheets are provided. The statement includes the following assumptions:

•	The goodwill arising from the purchase of Strike IT is assumed to not be impaired nor has it been amortized

•	The acquisition was finalized on January 1, 2008

	Capital Markets Technologies, Inc. Jun. 30, 2008	Strike IT Services Ltd. Jun. 30, 2008	Adjustments		Ref	Consolidated Jun. 30, 2007
			Debit	Credit
ASSETS

Prepaid Expenses	18,077	—				18,077
Accounts Receivable	15,356	1,546,875				1,562,231
Note Receivable - Simplex	129,887	—				129,887
Note Receivable - CMT Europe	—	69,671		69,671	1	—
Office equipment-net of depreciation	17,732	25,553				43,285

Goodwill			407,617		2	407,617

Investment in SEPA	1,993,350	—				1,993,350
Investment in Strike IT	811,216	—		811,216	2	—

TOTAL ASSETS	$2,985,618	$1,642,099				$4,154,447

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Bank Overdraft (Cash)	$(115,508)	$502,567				387,059
Accounts Payable	615,062	735,933				1,350,995
Note Payable - Strike IT	69,671	—	69,671		2	—
Minority Interest	(107,587)	—				(107,587)
Stockholders’ equity & comprehensive Income (loss)	2,523,980	403,599	403,599		2	2,523,980

	$2,985,618	$1,642,099				$4,154,447

			Debit	Credit
Adjustments explained:

1. Eliminate intercompany balance

Note Payable – Strike IT			69,671
Note Receivable – Strike IT				69,671

2. Consolidation entry

Goodwill calculated as follows:
Total Cash and Common shares paid to Shareholders of Strike IT	$811,216
Net assets of Strike IT	403,599

Good will on Purchase	$407,617

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

9. SUBSEQUENT EVENTS (continued)

As Capital Markets Technologies, Inc. is anticipating the closing of the acquisition of The SEPA Consultancy Limited (SEPA) during 2008, the following unaudited proforma balance sheets are provided. The statement includes the following assumptions:

•	The goodwill arising from the purchase of SEPA is assumed to not be impaired nor has it been amortized

•	The acquisition was finalized on January 1, 2008

	Capital Markets Technologies, Inc.	The SEPA Consultancy Ltd.	Adjustments			Consolidated
	Jun. 30, 2008	Jun. 30, 2008	Debit	Credit	Ref	Jun. 30, 2007
ASSETS

Prepaid Expenses	18,077	—				18,077
Accounts Receivable	15,356	305,061				320,417
Note Receivable - Simplex	129,887	—				129,887
Office equipment-net of depreciation	17,732	20,302				38,034
Goodwill			3,783,172		3	3,783,172
Investment in SEPA	1,993,350	—	995,300		1
			995,300	3,983,950	2 & 3	—
Investment in Strike IT	811,216	—				811,216

TOTAL ASSETS	$2,985,618	$325,363				$5,100,803

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Bank Overdraft (Cash)	$(115,508)	$(251,196)		995,300	2	628,596
Accounts Payable	615,062	375,781				990,843
Note Payable - Strike IT	69,671	—				69,671
Minority Interest	(107,587)	—				(107,587)
Stockholders’ equity & comprehensive Income (loss)	2,523,980	200,778	200,778	995,300	1 & 3	3,519,280

	$2,985,618	$325,363				$5,100,803

			Debit	Credit
Adjustments explained:
1. Record issuance of shares for SEPA acquisition
Investment in SEPA			995,300
Share Capital				995,300
2. Record final cash payment to SEPA for acquisition
Investment in SEPA			995,300
Cash				995,300
3. Goodwill calculated as follows:
Total Cash and Common shares paid to Shareholders of SEPA	$3,983,950
Net assets of SEPA	(200,778)

Goodwill on Purchase	$3,783,172

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

9. SUBSEQUENT EVENTS (continued)

As Capital Markets Technologies, Inc. is anticipating the closing of the acquisition of Simplex Consulting Limited (Simplex) during 2008, the following unaudited proforma balance sheets are provided. The statement includes the following assumptions:

•	The goodwill arising from the purchase of Simplex is assumed to not be impaired nor has it been amortized

•	The acquisition was finalized on January 1, 2008

	Capital Markets Technologies, Inc.	Simplex Consulting Ltd.	Adjustments			Consolidated
	Jun. 30, 2008	Jun. 30, 2008	Debit	Credit	Ref	Jun. 30, 2007
ASSETS

Cash	$115,508	$73,037				188,545
Prepaid Expenses	18,077	—				18,077
Accounts Receivable	15,356	2,166,336				2,181,692
Note Receivable - Simplex	129,887	—		129,887	1	—
Office equipment-net of depreciation	17,732	39,850				57,582
Goodwill			6,409,655		3	6,409,655
Investment in SEPA	1,993,350	—				1,993,350
Investment in Simplex	—	—	5,000,000	5,000,000	2 & 3	—
Investment in Strike IT	811,216	—				811,216

TOTAL ASSETS	$3,101,126	$2,279,223				$11,660,117

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Accounts Payable	615,062	3,558,992				4,174,053
Note Payable - Strike IT	69,671	—				69,671
Minority Interest	(107,587)	—				(107,587)
Stockholders’ equity & comprehensive Income (loss)	2,523,980	(1,409,655)		5,000,000 1,409,655	2 3	7,523,980

	$3,101,126	$325,363				$11,660,117

			Debit	Credit
Adjustments explained:
1. Record issuance of shares for Simplex acquisition
Investment in Simplex			5,000,000
Share Capital				5,000,000
2. Goodwill calculated as follows:
Total Common Shares issued	$5,000,000
Net deficit of Simplex	1,409,655

Goodwill on Purchase	$6,409,655

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

9. SUBSEQUENT EVENTS (continued)

When completion of all 3 acquisitions close (Strike IT Limited, The SEPA Consultancy Limited and Simplex Consulting Limited) the following unaudited summarized pro-forma balance sheet is provided.

Capital Markets
Technologies, Inc.
And Subsidiaries
Jun. 30, 2008
ASSETS
Prepaid Expenses	$18,077
Accounts Receivable	4,033,628
Office equipment-net of depreciation	103,437
Goodwill	10,600,444

TOTAL ASSETS	$14,755,586

LIABILITIES & STOCKHOLDERS’ DEFICIENCY
Bank Overdraft	1,058,126
Accounts Payable	5,285,767
Minority Interest	(107,587)
Stockholders’ equity & comprehensive Income (loss)	8,519,280

$14,755,586

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

PROFESSIONAL FEES

Professional fees were incurred for the purpose of preparation and audit of the Company’s financial statements and legal fees from potential acquisitions of subsidiaries

ADMINISTRATION

During the quarter ended June 30, 2008 our administrative expenses were as a result of transfer agent fees, telephone, rent and costs associated with filing financial statements for SEC filing purposes.

NET LOSS

Our net loss for the quarter ended June 30, 2008 was $1,204,367 as a result of our extensive advertising and promotion which includes the company’s travel costs associated with our potential acquisitions in the United Kingdom.

NET LOSS PER SHARE

Net loss per share was $(0.05) basic and fully diluted was $(0.04) for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance4 regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assuarance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer , evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material currently pending legal proceedings to which the Company is a party and, to the Company’s knowledge, no proceedings are contemplated against the Company.

Item 1A.	Risk Factors.

We have reviewed the risk factors previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on April 15, 2008 (the “Fiscal 2007 10-KSB”). We believe there are no changes that constituent material changes from the risk factors previously disclosed in the Fiscal 2007 10-KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 28, 2008 the Company issued 975,000 common shares to the principals of The SEPA Consultancy Limited for the acquisition of their company.

On April 25, 2008 the Company issued 1,650,000 preferred shares to the Board of Directors and Officers of the Company as Compensation for services at a value of $1,650. The Chairman of the Board received 1,200,000 preferred shares that if converted into common shares would result in holdings of 3,000,000 common shares or 12.4% of the current outstanding shares.

During May 2008 the Company issued 636,000 preferred shares to various individuals and companies for consulting services valued at $159,000.

During the second quarter of 2008 the Company issued 639,525 units in a private placement for $659,500. Each unit consists of one share of common stock, par value $.001 per share, and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The warrants have been determined to have no value at the issuance date.

In March 2008 the Company issued 450,000 common shares to the principals of Strike IT for the acquisition of the Company.

In March 2008 the Company issued 120,000 preferred shares for consulting services valued at $30,000 which were subsequently converted into 300,000 common shares.

During the first quarter of 2008 the Company issued 1,900,008 units in a private placement for $1,725,000. Each unit consists of one share of common stock and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants are detachable and may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. No warrants have been exercised to date.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificated representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

Item 5.	Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL MARKETS TECHNOLOGIES, INC.
(Registrant)
August 19, 2008
	By:	/s/ Hagop J. Bouroudjian
Hagop J. Bouroudjian
CEO

August 19, 2008		/s/ Edward Arana
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