Form 10-Q
period 2008-09-30
CAPITAL MARKETS TECHNOLOGIES, INC.
filed 2008-11-19
CIK 1082275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non–Accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2008
Common stock, $0.001 par value	22,807,709

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

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and December 31, 2007

	Sept. 30, 2008	Dec. 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$68,023	$292,968
Prepaid Expenses	13,658	—
Accounts Receivable	44,150	9,005

Total Current Assets	125,831	301,973

OFFICE EQUIPMENT – net of depreciation	16,466	20,265

OTHER ASSETS

Note Receivable	113,967	—

Investment in The Sepa Consultancy Limited	1,993,350	—
Investment in Strike IT	811,216	202,180

	$3,060,830	$524,418

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES

Accounts payable	$891,326	$806,222
Due to Simplex Consulting Limited	35,966	—
Due to related party	114,191	—

Total Current Liabilities	1,041,483	806,222

Minority Interest	(169,205)	(38,037)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock
10,000,000 shares authorized at $.001 par value; 2,286,000 outstanding	2,286	—
Capital in excess of par value	158,364	—
Common stock
250,000,000 shares authorized at $.001 par value; 22,807,709 shares issued and outstanding	22,808	18,533
Capital in excess of par value	16,911,848	13,097,102
Common Stock subscriptions received	491,500	—
Accumulated deficit during development stage	(15,392,972)	(13,347,202)
Comprehensive income (loss)	(5,282)	(12,200)

Total Stockholders’ Equity (Deficiency)	2,188,552	(243,767)

	$3,060,830	$524,418

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2008 and 2007

(unaudited)

	Sept. 30, 2008	Sept. 30, 2007
REVENUES	$89,488	$—

EXPENSES

Professional fees	86,920	—
Consulting fees	130,655	12,500
Management fees	157,723
Advertising and Promotion	309,496	133,477
Administrative	129,418	10,759
Commissions	49,150	—
Wages and Benefits	34,363	—
Software Development	95,567	—
Depreciation	1,267	—

	994,559	156,736

NET OPERATING LOSS FROM OPERATIONS	(905,071)	(156,736)

OTHER INCOME (LOSSES)

Interest income (expense)	1,276	(119)

NET LOSS BEFORE MINORITY INTEREST	(903,795)	(156,855)

Less Minority Interest & comprehensive loss	62,391	—

NET LOSS	$(841,404)	$(156,855)

NET LOSS PER COMMON SHARE

Basic	$(0.04)	$(0.01)

Diluted	$(0.03)	$(0.01)

AVERAGE OUTSTANDING SHARES - stated in 1,000’s

Basic	22,808	30,081
Diluted	28,523	30,081

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

(Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine months ended September 30, 2008 and 2007 and the period

June 29, 1995 (date of inception) to September 30, 2008

(unaudited)

	Sept. 30, 2008	Sept. 30, 2007	June 29, 1995 to Sept. 30, 2008
REVENUES	$89,488	$—	$166,856

EXPENSES
Professional fees	146,545	27,750	210,307
Consulting fees	330,968	42,500	511,556
Management fees	157,723	—	157,723
Advertising and Promotion	1,028,434	198,734	1,570,873
Administrative	233,452	34,165	3,958,388
Commissions	106,650	—	205,551
Wages and Benefits	84,819	—	109,280
Amortization of web site	—	—	1,789,800
Software Development	177,804	—	177,804
Stock and options – compensation expense	—	—	6,959,293

	2,266,395	303,149	15,650,575

NET OPERATING LOSS FROM OPERATIONS	(2,176,907)	(303,149)	(15,483,719)

OTHER INCOME (LOSS)
Interest income (expense)	5,438	(722)	(321,786)
Depreciation	(3,799)	—	(8,865)
Gain on transfer of assets and liabilities	—	—	252,008

NET LOSS BEFORE MINORITY INTEREST	$(2,175,268)	$(303,871)	$(15,562,362)

Less Minority Interest and comprehensive loss	129,498	—	169,390

NET LOSS	$(2,045,770)	$(303,871)	$(15,392,972)

NET LOSS PER COMMON SHARE

Basic	$(0.09)	$(0.01)

Diluted	$(0.07)	$(0.01)

AVERAGE OUTSTANDING SHARES - stated in 1,000’s

Basic	22,808	35,023

Diluted	28,523	35,023

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to September 30, 2008

(unaudited)

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance June 29, 1995	—	$—	$—	$—
Issuance of common stock for services	6,000	6	4,994	—
Net loss for period ended December 31, 1995	—	—	—	(5,000)
Net loss for year ended December 31, 1996	—	—	—	—
Net loss for year ended December 31, 1997	—	—	—	—
Net loss for year ended December 31, 1998	—	—	—	(900)
Issuance of common stock for cash	72,163	72	308,928	—
Issuance of common stock for services	133	—	288,000
Options granted for services	—	—	6,466,293	—
Contributions to capital - expenses	—	—	174,000	—
Net loss for year ended December 31, 1999	—	—	—	(6,819,904)
Issuance of common stock for services	100	—	200,000	—
Amortize deferred compensation discount on note payable - related party	—	—	1,980,939	—
Net loss for year ended December 31, 2000	—	—	—	(3,323,139)
Issuance of common stock for cash	2,174	2	1,937,386	—
Issuance of common stock for expenses	173	—	132,000	—
Issuance of common stock for cash	374	1	279,999	—
Net loss for year ended December 31, 2001	—	—	—	(2,074,543)
Net loss for year ended December 31, 2002	—	—	—	(106,444)
Net loss for year ended December 31, 2003	—	—	—	(57,597)
Net loss for year ended December 31, 2004	—	—	—	(2,838)
Net loss for year ended December 31, 2005	—	—	—	(2,838)
Issuance of common stock for services	30,000,000	30,000	—	—
Issuance of common stock for debt	2,160,000	2,160	19,440	—
Net loss for year ended December 31, 2006	—	—	—	(34,727)
Issuance of common stock for debt	4,516,500	4,517	40,649	—
Common Stock cancelled	(20,000,000)	(20,000)	20,000	—
Issuance of Common Stock for cash	1,776,036	1,776	1,244,474	—
Net loss for year ended December 31, 2007				(919,272)
Issuance of Common Stock for cash	2,549,056	2,549	2,391,951	—
Conversion of preferred stock into common stock	300,000	300	29,700	—
Issuance of Common Stock for acquisition-Strike IT	450,000	450	403,770	—
Issuance of Common Stock for acquisition-SEPA	975,000	975	989,325	—
Net loss for period ended September 30, 2008	—	—	—	(2,045,770)

Balance September 30, 2008	22,807,709	$22,808	$16,911,848	$(15,392,972)

The accompanying notes are an integral part of these financial statements.

CAPITAL MARKETS TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ PREFERRED STOCK EQUITY

(Development Stage Company)

Period June 29, 1995 (date of inception) to September 30, 2008

(unaudited)

	Preferred Stock		Capital in Excess of
	Shares	Amount	Par Value
Balance June 29, 1995	—	$—	$—
Issuance of preferred stock for services	120,000	120	29,880
Conversion of preferred into common stock	(120,000)	(120)	(29,880)
Issuance of preferred stock for services	636,000	636	158,364
Issuance of preferred stock to officers and board	1,650,000	1,650	—

Balance September 30, 2008	2,286,000	$2,286	$158,364

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007 and the period

June 29, 1995 (date of inception) to September 30, 2008

(unaudited)

	Sept. 30 2008	Sept. 30 2007	Jun. 29, 1995 to Dec. 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,045,770)	$(303,871)	$(15,392,972)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation of office equipment	3,799	—	8,865
Amortization of web site	—	—	1,789,800
Issuance of stock and options for services and expenses	190,650	—	9,292,882
Contributions to capital – expenses	—	—	174,000
Changes in current assets and liabilities	36,301	(3,368)	(889,517)

Net Cash Used in Operations	(1,815,020)	(307,239)	(5,016,942)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Office Equipment	—	—	(25,331)
Advance of Note Receivable	(113,967)	—	(113,967)
Advance from Simplex Solutions	35,966	—	35,966
Advance from related party	114,191	—	114,191
Investment in The Sepa Consultancy Limited	(1,003,050)	—	(1,003,050)
Investment in Strike IT	(204,816)	—	(406,996)

Net Cash Used in Investing Activities	(1,171,676)	—	(1,399,187)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock subscriptions received	491,501	—	491,501
Proceeds from sale of common stock	2,394,500	651,665	6,167,138

Net Cash From Financing	2,886,001	651,665	6,658,639

Comprehensive loss/translation adjustment and minority interest	(124,250)	—	(174,487)

Net Increase (decrease) in Cash	(224,945)	344,426	68,023

Cash at Beginning of Period	292,968	—	—

Cash at End of Period	$68,023	$344,426	$68,023

The accompanying notes are an integral part of these financial statements

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On September 30, 2008, the Company had a net operating loss for carry forward of approximately $14,081,553.

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

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks except the accounts receivable which are considered to be fully collectible.

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

September 30, 2008

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACCOUNTS PAYABLE

The Statute of Limitations has run out on $557,323 of the accounts payable.

4. NOTE RECEIVABLE

The Company’s subsidiary, iBase Solutions Limited, has entered into a credit facility agreement with Simplex Consulting Limited (a potential acquisition target of Capital Markets Technologies, Inc.) The Company has agreed to provide a loan due on demand with interest calculated a 4% per annum calculated on a daily basis. Upon completion of the acquisition of Simplex Consulting this receivable will eliminate upon consolidation. See subsequent event note 9.

5. OFFICE EQUIPMENT

Office equipment is being depreciated on a straight line basis over a 5 year period. The original cost of the office equipment, acquired during 2007, was $25,332 and $8,866 dollars has been depreciated to date for a net book value of $16,466.

6. SUBSIDIARIES

On September 28, 2007 the Company acquired 55% of iBase Solutions Limited, a private company incorporated in England. The Company paid $227 for the common shares. The minority shareholders are individuals residing in England.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

During May 2008 the Company entered into a Letter of Intent with The SEPA Consultancy Limited, a private company incorporated and registered in England and Wales to purchase 100% of their outstanding common shares. SEPA will become a 100% wholly owned subsidiary of the Company. The terms are as follows: $1,003,050 (£500,000) and the issuance of the Company’s stock to a value equal to £500,000 (975,000 shares) immediately. The Company has satisfied the first payment of $1,003,050 (£500,000) during May and June of 2008 as well has issued 975,000 common shares on May 28, 2008. The terms call for further payments as follows:

•

First anniversary: the sum of £500,000 in cash and the issue of common stock of the Company to a value equal to £500,000 based upon the market price of the Company at the date of payment and the £Sterling/£US dollar exchange rate prevailing at such time (this was satisfied during May and June, 2008)

•

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

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

6. SUBSIDIARIES (continued)

The SEPA Consultancy Ltd. is a specialist consultancy company to support the payments industry in realizing the Single Euro Payments Area and in complying with the related legislation - The Payment Services Directive. The SEPA Consultancy has been founded by prominent figures in the Payments and Cash Management industry, and its services are targeted primarily at payment service providers, be they banks, non-bank financial companies, or clearing systems. The SEPA Consultancy combines in-depth industry expertise with proven programmed management techniques, the latter derived from successful approaches towards the adoption of the Euro in the first place. Our services are based on Best-Practice approaches for SEPA and PSD Programs as compiled by the company’s experts. SEPA has leased offices in London, England. They currently employ 6 full-time employees and use outside consultants as required.

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

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

7. CAPITAL STOCK

During the third quarter of 2008 the Company issued 200,000 units in a private placement for $210,000. Each unit consists of one share of common stock, par value $.001 per share, and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The warrants have been determined to have no value at the issuance date.

During the second and third quarter the company has accepted deposits of $491,500 for common shares subscribed for. The number of shares and warrants is yet to be determined, based on the current market trading price.

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

During the second quarter of 2008 the Company issued 449,048 units in a private placement for $459,500. Each unit consists of one share of common stock, par value $.001 per share, and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The warrants have been determined to have no value at the issuance date.

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

The Company has incurred promotional expenses of $124,555 (2007-$155,475) with an affiliate company.

The Company has incurred management and administrative expenses totaling $278,989 (£143,275) in their 100% wholly owned subsidiary, CMT Europe Inc. There is a balance owing at September 30, 2008 of $114,191 (£63,500). The company providing the services is owned by the Directors of CMT Europe Inc.

The Company earned $89,488 in management fee revenue in CMT Europe Inc. These fees were billed to the Company’s potential target acquisition Strike IT.

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

9. SUBSEQUENT EVENTS (continued)

As Capital Markets Technologies, Inc. is anticipating the closing of the acquisition of Strike IT during 2008, the following unaudited pro forma balance sheets are provided. The statement includes the following assumptions:

•	The goodwill arising from the purchase of Strike IT is assumed to not be impaired nor has it been amortized

•	The acquisition was finalized on January 1, 2008

	Capital Markets Technologies, Inc.	Strike IT Services Ltd.	Adjustments			Consolidated
	Sept. 30, 2008	Sept. 30, 2008	Debit	Credit	Ref	Sept. 30, 2008
ASSETS

Prepaid Expenses	$13,658	$—				$13,658
Accounts Receivable	44,150	1,651,194				1,695,345
Note Receivable - Simplex	113,967	—				113,967
Office equipment-net of depreciation	16,466	20,679				37,145

Goodwill			532,470		1	532,470

Investment in SEPA	1,993,350	—				1,993,350
Investment in Strike IT	811,216	—		811,216	1	—

TOTAL ASSETS	$2,992,807	$1,671,873				$4,385,935

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Bank Overdraft (Cash)	$(68,023)	$573,472				$505,449
Accounts Payable	891,326	819,655				1,710,982
Due to Simplex Consulting Limited	35,966	—				35,966
Due to related party	114,191	—				114,191
Deposits on common shares	491,500	—				491,500
Minority Interest	(169,205)	—				(169,205)
Stockholders’ equity & comprehensive
Income (loss)	1,697,052	278,746	278,746		1	1,697,052

	$2,992,807	$1,671,873				$4,385,935

	Debit	Credit
Adjustments explained:

1. Consolidation entry

Goodwill calculated as follows:

Total Cash and Common shares paid to Shareholders of Strike IT	$811,216

Net assets of Strike IT	278,746

Good will on Purchase	$532,470

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

9. SUBSEQUENT EVENTS (continued)

As Capital Markets Technologies, Inc. is anticipating the closing of the acquisition of The SEPA Consultancy Limited (SEPA) during 2008, the following unaudited pro forma balance sheets are provided. The statement includes the following assumptions:

•	The goodwill arising from the purchase of SEPA is assumed to not be impaired nor has it been amortized

•	The acquisition was finalized on January 1, 2008

	Capital Markets Technologies, Inc.	The SEPA Consultancy Ltd.	Adjustments			Consolidated
	Sept. 30, 2008	Sept. 30, 2008	Debit	Credit	Ref	Sept. 30, 2008
ASSETS

Prepaid Expenses	13,658	—				13,658
Accounts Receivable	44,150	258,781				302,931
Note Receivable - Simplex	113,967	—				113,967
Office equipment-net of depreciation	16,466	18,076				34,542

Goodwill			3,504,993		3	3,504,993

Investment in SEPA	1,993,350	—	899,145		1
			899,145	3,791,640	2 & 3	—
Investment in Strike IT	811,216	—				811,216

TOTAL ASSETS	$2,992,807	$276,857				$4,781,307

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Bank Overdraft (Cash)	$(68,023)	$(401,001)		899,145	2	430,121
Accounts Payable	891,326	391,211				1,282,537
Due to Simplex Consulting Limited	35,966	—				35,966
Due to related party	114,191	—				114,191
Deposits on common shares	491,500	—				491,500
Minority Interest	(169,205)	—				(169,205)
Stockholders’ equity & comprehensive
Income (loss)	1,697,052	286,647	286,647	899,145	1 & 3	2,596,197

	$2,992,807	$276,857				$4,781,307

	Debit	Credit
Adjustments explained:

1. Record issuance of shares for SEPA acquisition

Investment in SEPA	899,145
Share Capital		899,145

2. Record final cash payment to SEPA for acquisition

Investment in SEPA	899,145
Cash		899,145

3.	Goodwill calculated as follows:

Total Cash and Common shares paid to Shareholders of SEPA	$3,791,640
Net assets of SEPA	(286,647)

Goodwill on Purchase	$3,504,993

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

9. SUBSEQUENT EVENTS (continued)

As Capital Markets Technologies, Inc. is anticipating the closing of the acquisition of Simplex Consulting Limited (Simplex) during 2008, the following unaudited pro forma balance sheets are provided. The statement includes the following assumptions:

•	The goodwill arising from the purchase of Simplex is assumed to not be impaired nor has it been amortized

•	The acquisition was finalized on January 1, 2008

	Capital Markets Technologies, Inc.	Simplex Consulting Ltd.	Adjustments			Consolidated
	Sept. 30, 2008	Sept. 30, 2008	Debit	Credit	Ref	Sept. 30, 2008
ASSETS

Cash	$68,023	$360,917				428,940
Prepaid Expenses	13,658	—				13,658
Accounts Receivable	44,150	1,451,856				1,496,006
Note Receivable – Simplex Consulting	113,967	—		113,967	1	—
Receivable – CMT Europe	—	35,966		35,966	1	—
Office equipment-net of depreciation	16,466	30,604				47,070
Inventory and work in process	—	79,235				79,235

Goodwill			4,646,426		3	4,646,426

Investment in SEPA	1,993,350	—				1,993,350
Investment in Simplex	—	—	2,750,000	2,750,000	2 & 3	—
Investment in Strike IT	811,216	—				811,216

TOTAL ASSETS	$3,060,830	$1,958,578				$9,515,901

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Accounts Payable	891,326	3,741,037				4,632,363
Due to Simplex Consulting Limited	35,966	—	35,966		1	—
Due to related party	114,191	—				114,191
Payable to Ibase	—	113,967	113,967		1	—
Deposits on common shares	491,500	—				491,500
Minority Interest	(169,205)	—				(169,205)
Stockholders’ equity & comprehensive				2,750,000	2
Income (loss)	1,697,052	(1,896,426)		1,896,426	3	4,447,052

	$3,060,830	$1,958,578				$9,515,901

	Debit	Credit
Adjustments explained:

1. Eliminate intercompany balances
Note Payable – Ibase	113,967
Note Receivable – Ibase		113,967

Receivable – CMT Europe	35,966
Note payable to Simplex Consulting		35,966

2. Record issuance of shares for Simplex acquisition

Investment in Simplex	2,750,000
Share Capital		2,750,000

3.	Goodwill calculated as follows:

Total Common Shares issued	$2,750,000
Net deficit of Simplex	1,896,426

Goodwill on Purchase	$4,646,426

CAPITAL MARKETS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

9. SUBSEQUENT EVENTS (continued)

When completion of all three acquisitions close (Strike IT Limited, The SEPA Consultancy Limited and Simplex Consulting Limited) the following unaudited summarized pro-forma balance sheet is anticipated to read as follows:

Capital Markets Technologies, Inc. And Subsidiaries Sept. 30, 2008
ASSETS

Prepaid Expenses	$13,658
Accounts Receivable	3,405,981
Office equipment-net of depreciation	85,825
Inventory and work in process	79,235

Goodwill	8,683,889

TOTAL ASSETS	$12,268,588

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Bank Overdraft	642,676
Accounts Payable	5,843,229
Due to related party	114,191
Deposits on common shares	491,500
Minority Interest	(169,205)
Stockholders’ equity & comprehensive Income (loss)	5,346,197

$12,268,588

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NET REVENUES

Of $89,488 earned from management fees for the nine months ended September 30, 2008.

PROFESSIONAL FEES

Professional fees $146,945 were incurred for the for the nine months ended September 30, 2008 resulting from the costs associated with preparation and audit of the our financial statements and legal fees from potential acquisitions of subsidiaries

ADMINISTRATION

During for the nine months ended September 30, 2008, our administrative expenses were $233,452, as a result of transfer agent fees, telephone, rent and costs associated with filing financial statements for pursuant to the Securities Act of 1934, as amended.

ADVERTISING AND PROMOTION EXPENSES.

Our advertising and promotion expenses were $1,028,434 for the nine months ended September 30, 2008, an increase of $894,957 for the same period in 2007 in which our advertising and promotion expenses were $133,477. Our advertising and promotion expenses consist of travel, event marketing and entertainment. The Company has had extensive travel this year for the purpose of acquisitions of subsidiaries and marketing the Company.

NET LOSS

Our net loss for the nine months ended September 30, 2008 was $2,045,770, as a result of our extensive advertising and promotion which includes the company’s travel costs associated with our potential acquisitions in the United Kingdom.

NET LOSS PER SHARE

Net loss per share was $(0.09) basic and fully diluted was $(0.07) for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

During 2006, we changed our name to Fintech Group, Inc. and subsequently in February of 2007 to Capital Markets Technologies, Inc. to reflect our current focus. We are a financial technology solutions company providing innovative solutions to global financial institutions and major corporations. We are currently is operating in Chicago, and with our proposed acquisition of Simplex Consulting, we will also operate out of London, England. We were founded initially to capitalize on the estimated US$30 billion financial technology market opportunity which management believes exists within Europe between 2007 through 2010. Our management has an aggressive acquisitions strategy focusing on companies which are well positioned to take advantage of the paradigm shift occurring in the financial technology markets under the European Union regulatory directives: MiFID (“Markets in Financial Instruments Directive”) and SEPA (“Single Euro Payments Area”).

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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

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

We have reviewed the risk factors previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on April 15, 2008 (the “Fiscal 2007 10-KSB”) and our registration statement on Form S-1/A, filed on October 23, 2008 (the “S-1”). We believe there are no changes that constituent material changes from the risk factors previously disclosed in the Fiscal 2007 10-KSB and the S-1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2008 the Company issued 200,000 units in a private placement for consideration of $210,000 to U.S. persons and entities and to non-U.S. persons and entities. Each unit consisted of one share of common stock, par value $.001 per share, and one Common Stock Purchase Warrant. The Common Stock Purchase Warrants may be redeemed for one additional share of common stock at a price of $1.50 per share, beginning two years from date of purchase. The warrants have been determined to have no value at the issuance date.

The offer and sale of such shares of our common stock to U.S> persons and entities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificated representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The offer and sale of such securities to non-U.S. citizens or entities were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

(i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

Item 5.	Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Date)	CAPITAL MARKETS TECHNOLOGIES, INC.
(Registrant)

November 19, 2008	By:	/s/ Hagop J. Bouroudjian
Hagop J. Bouroudjian
Chief Executive Officer

November 19, 2008		/s/ Edward Arana
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